Form 10-Q
period 2021-09-30
CROWN HOLDINGS INC
filed 2021-11-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

There were 127,867,833 shares of Common Stock outstanding as of November 1, 2021.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$2,920	$2,489	$8,340	$6,932
Cost of products sold, excluding depreciation and amortization	2,322	1,926	6,548	5,462
Depreciation and amortization	113	105	336	315
Selling and administrative expense	148	132	438	394
Restructuring and other	(11)	11	(42)	20
Income from operations	348	315	1,060	741
Other pension and postretirement	(1)	(1)	(4)	42
Interest expense	66	69	203	220
Interest income	(2)	(2)	(5)	(7)
Foreign exchange	—	1	(1)	(16)
Income from continuing operations before taxes	285	248	867	502
Provision for income taxes	74	70	285	143
Equity earnings in affiliates	5	1	10	4
Net income from continuing operations	216	179	592	363
Net (loss) / income from discontinued operations	(85)	66	(43)	137
Net income	131	245	549	500
Net income from continuing operations attributable to noncontrolling interests	29	31	107	72
Net income from discontinued operations attributable to noncontrolling interests	—	—	1	—
Net income attributable to Crown Holdings	$102	$214	$441	$428

Net income from continuing operations attributable to Crown Holdings	$187	$148	$485	$291
Net (loss) / income from discontinued operations attributable to Crown Holdings	(85)	66	(44)	137
Net income attributable to Crown Holdings	$102	$214	$441	$428

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	1.45	1.11	3.68	2.18
Basic earnings per common share from discontinued operations	(0.66)	0.50	(0.34)	1.02
Basic	$0.79	$1.61	$3.34	$3.20

Diluted earnings per common share from continuing operations	1.44	1.10	3.65	2.16
Diluted earnings per common share from discontinued operations	(0.65)	0.49	(0.33)	1.02
Diluted	$0.79	$1.59	$3.32	$3.18

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$131	$245	$549	$500

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	517	4	526	(293)
Pension and other postretirement benefits	19	(156)	49	81
Derivatives qualifying as hedges	(6)	27	26	15
Total other comprehensive income / (loss)	530	(125)	601	(197)

Total comprehensive income	661	120	1,150	303
Net income attributable to noncontrolling interests	(29)	(31)	(108)	(72)
Translation adjustments attributable to noncontrolling interests	1	(1)	2	—
Derivatives qualifying as hedges attributable to noncontrolling interests	—	(2)	(2)	(1)
Comprehensive income attributable to Crown Holdings	$633	$86	$1,042	$230

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,261	$1,173
Receivables, net	1,840	1,522
Inventories	1,670	1,263
Prepaid expenses and other current assets	304	202
Current assets held for sale	30	743
Total current assets	6,105	4,903

Goodwill	3,080	3,146
Intangible assets, net	1,591	1,755
Property, plant and equipment, net	3,838	3,652
Operating lease right-of-use assets, net	198	171
Other non-current assets	1,194	885
Non-current assets held for sale	—	2,179
Total	$16,006	$16,691

Liabilities and equity
Current liabilities
Short-term debt	$79	$104
Current maturities of long-term debt	1,862	67
Current portion of operating lease liabilities	42	43
Accounts payable	2,532	2,141
Accrued liabilities	1,020	946
Current liabilities held for sale	—	981
Total current liabilities	5,535	4,282

Long-term debt, excluding current maturities	6,034	8,023
Non-current portion of operating lease liabilities	155	132
Postretirement and pension liabilities	650	685
Other non-current liabilities	745	766
Non-current liabilities held for sale	—	199
Commitments and contingent liabilities (Note J)
Noncontrolling interests	443	406
Crown Holdings shareholders’ equity	2,444	2,198
Total equity	2,887	2,604
Total	$16,006	$16,691

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$549	$500
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	352	360
Loss on sale of discontinued businesses	89	—
Restructuring and other	(40)	20
Pension expense	36	80
Pension contributions	(287)	(16)
Stock-based compensation	27	23
Working capital changes and other	(481)	(658)
Net cash provided by operating activities	245	309
Cash flows from investing activities
Capital expenditures	(512)	(333)
Net investment hedge	25	28
Proceeds from sale of discontinued operations, net of cash disposed	2,255	—
Proceeds from sale of property, plant and equipment	24	8
Other	(1)	(12)
Net cash provided by / (used for) investing activities	1,791	(309)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	(35)	42
Proceeds from long-term debt	80	113
Payments of long-term debt	(64)	(63)
Foreign exchange derivatives related to debt	(13)	34
Payments of finance leases	(2)	(2)
Contributions from noncontrolling interests	—	2
Dividends paid to noncontrolling interests	(56)	(43)
Dividends paid to shareholders	(79)	—
Common stock issued	1	1
Common stock repurchased	(745)	(58)
Net cash (used for) / provided by financing activities	(913)	26
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(1)
Net change in cash, cash equivalents and restricted cash	1,089	25
Cash, cash equivalents and restricted cash at January 1	1,238	663
Cash, cash equivalents and restricted cash at September 30	$2,327	$688

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2021	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
Net income			211			211	34	245
Other comprehensive loss				(5)		(5)		(5)
Dividends paid to shareholders			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		11				11		11
Common stock issued		1				1		1
Common stock repurchased		(11)			(1)	(12)		(12)
Balance at March 31, 2021	$929	$179	$4,722	$(3,198)	$(255)	$2,377	$431	$2,808
Net income			128			128	45	173
Other comprehensive income				75		75	1	76
Dividends paid to shareholders			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(15)	(15)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		6				6		6
Common stock repurchased		(184)	(100)		(14)	(298)		(298)
Balance at June 30, 2021	$929	$—	$4,724	$(3,123)	$(268)	$2,262	$462	$2,724
Net income			102			102	29	131
Other comprehensive income / (loss)				531		531	(1)	530
Dividends paid to shareholders			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(32)	(32)
Stock-based compensation			10			10		10
Common stock repurchased			(414)		(21)	(435)		(435)
Disposition of subsidiary with noncontrolling interests(1)						—	(15)	(15)
Balance at September 30, 2021	$929	$—	$4,396	$(2,592)	$(289)	$2,444	$443	$2,887
(1) The amount disposed in 2021 relates to discontinued operations. See Note C for further details.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2020	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092
Net income			88			88	26	114
Other comprehensive loss				(91)		(91)	(5)	(96)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		1				1		1
Common stock repurchased		(52)			(5)	(57)		(57)
Balance at March 31, 2020	$929	$165	$4,047	$(3,222)	$(255)	$1,664	$389	$2,053
Net income			126			126	15	141
Other comprehensive income				21		21	3	24
Dividends paid to noncontrolling interests						—	(1)	(1)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		5				5		5
Common stock issued						—		—
Common stock repurchased					(1)	(1)		(1)
Balance at June 30, 2020	$929	$169	$4,173	$(3,201)	$(255)	$1,815	$406	$2,221
Net income			214			214	31	245
Other comprehensive loss				(128)		(128)	3	(125)
Dividends paid to noncontrolling interests						—	(31)	(31)
Stock-based compensation		8				8		8
Balance at September 30, 2020	$929	$177	$4,387	$(3,329)	$(255)	$1,909	$409	$2,318

The accompanying notes are an integral part of these consolidated financial statements

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and of its cash flows for the nine months ended September 30, 2021 and 2020. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

C.     Discontinued Operations

On August 31, 2021, the Company completed the sale (the “Transaction”) of its European Tinplate business (the “Business”) to Kouti B.V., an affiliate of KPS Capital Partners LP. The Business comprised the Company’s European Food segment and its European Aerosol and Promotional Packaging reporting unit which was previously reported in the Company's other segments. The Company received pre-tax proceeds of approximately €1.9 billion ($2.3 billion) from the Transaction and retained a 20% minority interest in the Business. Proceeds from the Transaction are being used to fund capital projects, repurchase Company stock and to redeem certain of the Company's senior notes as further described in Note L.

The Company recorded a pre-tax loss of $89 upon disposal, which included the reclassification of a loss of $553 of currency translation adjustments from accumulated other comprehensive income. The Company also recorded income tax charges of $84 related to taxable gains on the sale of the Business.

Major components of net (loss) / income from discontinued operations were as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$466	$678	$1,585	$1,681
Cost of products sold, excluding depreciation and amortization	393	552	1,301	1,391
Depreciation and amortization	—	16	16	45
Selling and administrative expense	17	20	60	59
Restructuring and other	2	(1)	2	—
Other pension and postretirement	—	—	1	1
Interest expense	2	3	6	8
Foreign exchange	1	1	—	1
Loss on sale of discontinued businesses	19	—	89	—
Transaction costs	26	—	34	—
Income from discontinued operations before tax	6	87	76	176
Provision for income taxes	91	21	119	39
Net (loss) / income from discontinued operations	(85)	66	(43)	137
Net income from discontinued operations attributable to noncontrolling interests	—	—	1	—
Net (loss) / income from discontinued operations attributable to Crown Holdings	$(85)	$66	$(44)	$137

Major classes of assets and liabilities of the Business classified as held for sale at December 31, 2020 were as follows:

December 31, 2020
Receivables, net	$281
Inventories	410
Prepaid expenses and other current assets	30
Goodwill	1,447
Intangible assets, net	125
Property, plant and equipment, net	546
Operating lease right-of-use assets, net	43
Other non-current assets	17
Total assets held for sale	$2,899

Short-term debt	$17
Current portion of operating lease liabilities	12
Accounts payable	725
Accrued liabilities	227
Postretirement and pension liabilities	77
Non-current portion of operating lease liabilities	32
Other non-current liabilities	90
Total liabilities held for sale	$1,180

The table above excludes assets held for sale unrelated to the Business that are not material for disclosure.

Crown Holdings, Inc.

The capital expenditures of the Business were as follows:

	September 30, 2021	September 30, 2020
Capital expenditures	$29	$14

The Company will account for the retained minority interest in the Business under the equity method. The Company's share of income of the Business was $3 for the three and nine months ended September 30, 2021 and is reported in Equity earnings in affiliates in the Consolidated Statement of Operations.

D.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,261	$1,173

Restricted cash included in prepaid expenses and other current assets	65	64
Restricted cash included in other non-current assets	1	1
Total restricted cash	66	65

Total cash, cash equivalents and restricted cash	$2,327	$1,238

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

E.    Receivables

	September 30, 2021	December 31, 2020
Accounts receivable	$1,299	$1,084
Less: allowance for credit losses	(27)	(20)
Net trade receivables	1,272	1,064
Unbilled receivables	288	248
Miscellaneous receivables	280	210
Receivables, net	$1,840	$1,522

F.    Inventories

Inventories are stated at the lower of cost or net realizable value, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	September 30, 2021	December 31, 2020
Raw materials and supplies	$1,039	$800
Work in process	113	89
Finished goods	518	374
	$1,670	$1,263

Crown Holdings, Inc.

G.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2021			December 31, 2020
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,382	$(419)	$963	$1,413	$(346)	$1,067
Trade names	550	(81)	469	565	(65)	500
Technology	161	(83)	78	165	(67)	98
Long term supply contracts	139	(61)	78	142	(55)	87
Patents	13	(10)	3	13	(10)	3
	$2,245	$(654)	$1,591	$2,298	$(543)	$1,755

Net income from continuing operations for the three and nine months ended September 30, 2021 and 2020 included amortization expense of $42, $125, $41 and $121, respectively.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Other (income) / costs	$(5)	$—	$(49)	$3
Asset impairments and sales	(13)	4	(14)	4
Restructuring	7	7	21	13
	$(11)	$11	$(42)	$20
-

For the nine months ended September 30, 2021, other income includes gains of $30 arising from favorable court rulings in lawsuits brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by the local tax authorities for indirect taxes paid in prior years.

For the three and nine months ended September 30, 2021, asset impairment and sales includes gains on various asset sales.

For the three and nine months ended September 30, 2021 and 2020, restructuring primarily included charges related to internal reorganizations within the Transit Packaging division and headcount reductions across segments.

At September 30, 2021, the Company had restructuring accruals of $7, primarily related to headcount reductions in its European and Transit Packaging divisions. The Company expects to pay these amounts over the next twelve months.

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

The states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Michigan, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, West Virginia, Wisconsin and Wyoming have enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota, West Virginia and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy.

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

During the nine months ended September 30, 2021, the Company paid $10 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	56,000
New claims	1,400
Settlements or dismissals	(500)
Ending claims	56,900

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

Crown Holdings, Inc.

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2021.

As of September 30, 2021, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $241, including $191 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

Crown Holdings, Inc.

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

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004-2009. CBP initially assessed a penalty of $18. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment. CBP has brought suit in the U.S. Court of International Trade seeking enforcement of the initial penalty against the Company. At the present time, based on the information available, the Company does not believe that a loss for the alleged intentional misclassification is probable. There can be no assurance the Company will be successful in contesting the assessed penalty.

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. If the FCA finds that the Company or its subsidiaries violated competition law, the FCA may levy fines. Proceedings with respect to this matter are ongoing and the Company is unable to predict the ultimate outcome including the amount of fines, if any, that may be levied by the FCA. The Company intends to vigorously defend against the allegations in the statement of objections.

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

Crown Holdings, Inc.

At September 30, 2021, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

For derivative financial instruments accounted for in hedging relationships, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness will be assessed. The Company formally assesses, both at inception and at least quarterly thereafter, whether the hedging relationships are effective in offsetting changes in fair value or cash flows of the related underlying exposures. When an anticipated transaction is reasonably possible, but not probable of occurring, the hedge no longer qualifies for hedge accounting and the change in fair value from the date of the last effectiveness test is recognized in earnings. Any gain or loss which has accumulated in other comprehensive income at the date of the last effectiveness test is reclassified into earnings at the same time of the underlying exposure or until the anticipated transaction becomes probable of not occurring. When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally specified period, changes to the fair value accumulated in other comprehensive income are recognized immediately in earnings.

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2021 mature between one and twenty months.

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

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2021	2020	2021	2020
Foreign exchange	$2	$(2)	$1	$1
Interest Rate	—	—	2	(1)
Commodities	21	16	76	(21)
	$23	$14	$79	$(21)

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2021	2020	2021	2020	Affected line items in the Statement of Operations
Foreign exchange	$2	$—	$1	$(2)	Net sales
Commodities	(15)	$7	(35)	17	Net sales
Foreign exchange	—	—	—	—	Cost of products sold
Commodities	45	(21)	100	(61)	Cost of products sold
	32	(14)	66	(46)	Income from continuing operations before taxes
	(7)	3	(16)	12	Provision for income taxes
	25	(11)	50	(34)	Net income from continuing operations
Foreign exchange	—	—	—	(1)	Net (loss) / income from discontinued operations
Commodities	4	—	5	—	Net (loss) / income from discontinued operations
Total reclassified	$29	$(11)	$55	$(35)	Net income

Crown Holdings, Inc.

For the twelve-month period ending September 30, 2022, a net gain of $56 ($46, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the nine months ended September 30, 2021 and 2020 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three and nine months ended September 30, 2021, the Company recorded gains of $7 and $1 from foreign exchange contracts designated as fair value hedges. For both the three and nine months ended September 30, 2020, the Company recorded gains of $3 and $26 related to these contracts. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income on derivative		Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges	2021	2020	2021	2020	Affected line item in the Statement of Operations
Foreign exchange	$—	$—	$(1)	$—	Net sales
Foreign exchange	—	(1)	—	(1)	Cost of products sold
Foreign exchange	(7)	13	(18)	19	Foreign exchange
Foreign exchange	—	—	—	1	Net (loss) / income from discontinued operations
	$(7)	$12	$(19)	$19

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2021, the Company recorded gains of $40 ($40, net of tax) and $81 ($81, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and nine months ended September 30, 2020, the Company recorded a loss of $61 ($61, net of tax) in other comprehensive income for these net investment hedges. As of September 30, 2021 and December 31, 2020, cumulative gains of $48 ($71, net of tax) and losses of $33 ($10, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €1,403 ($1,625) at September 30, 2021.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

Crown Holdings, Inc.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three months ended September 30,		Nine months ended September 30,
Derivatives designated as net investment hedges	2021	2020	2021	2020
Foreign exchange	$16	$(43)	$42	$(4)

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

    Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September 30, 2021	December 31, 2020	Balance Sheet classification	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$7	$5	Accrued liabilities	$5	$5
	Current assets held for sale	—	4	Current liabilities held for sale	—	3
	Other non-current assets	—	—	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Other current assets	6	2	Accrued liabilities	3	6
Commodities contracts cash flow	Other current assets	85	43	Accrued liabilities	30	11
	Current assets held for sale	—	2	Current liabilities held for sale	—	—
	Other non-current assets	6	4	Other non-current liabilities	2	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	—	2
Net investment hedge	Other non-current assets	41	7	Other non-current liabilities	—	20
		$145	$67		$40	$48
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$2	$9	Accrued liabilities	$6	$4
		$2	$9		$6	$4

Total derivatives		$147	$76		$46	$52

Crown Holdings, Inc.

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets / liabilities
	September 30, 2021	December 31, 2020
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$25	$22
Receivables, net	15	11
Accounts payable	108	100

As of September 30, 2021 and December 31, 2020, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were net gains of $3 and $4.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2021
Derivative assets	$144	$32	$112
Derivative liabilities	64	32	32

Balance at December 31, 2020
Derivative assets	76	11	65
Derivative liabilities	52	11	41

    Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 were:

	September 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign exchange	$409	$1,127
Commodities	150	248
Interest rate	—	200
Derivatives designated as fair value hedges:
Foreign exchange	211	183
Derivatives designated as net investment hedges:
Foreign exchange	875	1,075
Derivatives not designated as hedges:
Foreign exchange	617	722

Crown Holdings, Inc.

L.    Debt

    The Company's outstanding debt was as follows:

	September 30, 2021		December 31, 2020
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$79	$79	$104	$104

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.2% due 2024	1,009	1,004	1,029	1,023
Euro at EURIBOR + 1.2% due 2024[1]	357	357	387	387
Senior notes and debentures:
€650 at 4.0% due 2022	753	752	794	791
U. S. dollar at 4.50% due 2023	1,000	998	1,000	997
€335 at 2.25% due 2023	388	387	409	407
€550 at 0.75% due 2023	637	634	671	666
€600 at 2.625% due 2024	695	692	733	729
€600 at 3.375% due 2025	695	691	733	728
U.S. dollar at 4.25% due 2026	400	396	400	396
U.S. dollar at 4.75% due 2026	875	866	875	865
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	580	575	610	603
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	156	156	110	110
Total long-term debt	7,935	7,896	8,141	8,090
Less current maturities	(1,865)	(1,862)	(67)	(67)
Total long-term debt, less current maturities	$6,070	$6,034	$8,074	$8,023
(1) €308 and €317 at September 30, 2021 and December 31, 2020
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $8,330 at September 30, 2021 and $8,617 at December 31, 2020.

In September 2021, the Company issued an unconditional notice of redemption to redeem all of its €650 ($753 as of September 30, 2021) 4.0% senior notes due 2022 and its $1,000 4.5% senior notes due 2023. The senior notes were redeemed in October 2021. In connection with the redemption, the Company expects to record a loss from early extinguishment of debt of approximately $67 in the fourth quarter of 2021 for premium payments and the write-off of deferred financing fees.

Crown Holdings, Inc.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2021	2020	2021	2020
Service cost	$5	$4	$16	$14
Interest cost	6	9	18	28
Expected return on plan assets	(16)	(18)	(47)	(55)
Recognized prior service cost	1	1	1	1
Recognized net loss	15	14	45	42
Net periodic cost	$11	$10	$33	$30

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2021	2020	2021	2020
Service cost	$3	$3	$10	$9
Interest cost	9	14	27	40
Expected return on plan assets	(20)	(26)	(61)	(79)
Settlement loss	—	5	—	61
Recognized net loss	8	5	27	18
Net periodic cost	$—	$1	$3	$49

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2021	2020	2021	2020
Service cost	$1	$—	$1	$—
Interest cost	1	—	2	2
Recognized prior service credit	(6)	(6)	(19)	(19)
Recognized net loss	1	1	3	3
Net periodic benefit	$(3)	$(5)	$(13)	$(14)

In the three and nine months ended September 30, 2020, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets.

In October 2021, the trustees of the Company's U.K. defined benefit pension plan (the "Plan") entered into a transaction to fully insure all of its U.K. pension liabilities. The Company made a cash contribution of $271 to enable the Plan to purchase a bulk annuity insurance contract for the benefit of the Plan participants. Subsequent to the purchase of the bulk annuity contract, each of the Plan participants will be issued an individual annuity contract. The issuer of the individual annuity insurance contracts will be solely responsible for paying each participant's benefits in full. Irrevocable transfer of the Plan's obligations is expected to occur in November 2021. The Company expects to record a settlement charge of approximately $1.3 billion in the fourth quarter of 2021. Additionally, the Company expects $175 of the cash contribution to be repaid as the Plan sells its remaining illiquid assets during 2021 and 2022.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

    The following table provides information about amounts reclassified from accumulated other comprehensive income.

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Details about accumulated other comprehensive income components	2021	2020	2021	2020	Affected line items in the statement of operations
Actuarial losses	$24	$20	$75	$63	Other pension and postretirement
Settlements	—	5	—	61	Other pension and postretirement
Prior service credit	(5)	(5)	(18)	(18)	Other pension and postretirement
	19	20	57	106	Income from continuing operations before taxes
	(5)	(5)	(13)	(21)	Provision for income taxes
	14	15	44	85	Net income from continuing operations
Actuarial losses	9	—	9	—	Net (loss) / income from discontinued operations
Total reclassified	$23	$15	$53	$85	Net income from continuing operations attributable to Crown Holdings

N.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2020	$(1,449)	$(1,668)	$(14)	$(3,131)
Other comprehensive loss before reclassifications	(4)	(293)	(21)	(318)
Amounts reclassified from accumulated other comprehensive income	85	—	35	120
Other comprehensive income / (loss)	81	(293)	14	(198)
Balance at September 30, 2020	$(1,368)	$(1,961)	$—	$(3,329)

Balance at January 1, 2021	$(1,464)	$(1,759)	$30	$(3,193)
Other comprehensive (loss) / income before reclassifications	(4)	(25)	79	50
Amounts reclassified from accumulated other comprehensive income	53	553	(55)	551
Other comprehensive income	49	528	24	601
Balance at September 30, 2021	$(1,415)	$(1,231)	$54	$(2,592)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

During the nine months ended September 30, 2021, the Company reclassified foreign currency translation as a result of the sale of the European Tinplate business. See Note C for more information.

Crown Holdings, Inc.

O.     Revenue

For the three and nine months ended September 30, 2021 and 2020, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue recognized over time	$1,527	$1,239	$4,448	$3,696
Revenue recognized at a point in time	1,393	1,250	3,892	3,236
Total revenue	$2,920	$2,489	$8,340	$6,932
See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract Assets
The Company recorded contract assets of $34 and $20 in prepaid and other current assets as of September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021, the Company satisfied performance obligations related to contract assets at December 31, 2020 related to customized work-in-process inventory for the Company's equipment business and also recorded new contract assets related to this business.

P.     Income Tax

For the three and nine months ended September 30, 2021, the Company recorded income tax charges of $11 and $42 in continuing operations for reorganizations and other transactions required to prepare the European Tinplate business for sale. Additionally, for the nine months ended September 30, 2021, the Company also recorded income tax benefits of $8 related to tax law changes in India and the U.K and an income tax charge of $40 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. The Company believes that it is more likely than not that these tax loss carryforwards will not be utilized after the sale of the European Tinplate business. See Note C for more information regarding the sale of the European Tinplate business.

For the three and nine months ended September 30, 2020, the Company recorded an income tax charge of $8 related to a tax law change in the U.K. The nine months ended September 30, 2020, also included a benefit of $4 arising from a tax law change in India.

Crown Holdings, Inc.

Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income from continuing operations attributable to Crown Holdings	$187	$148	$485	$291
Net (loss) / income from discontinued operations attributable to Crown Holdings	(85)	66	(44)	137
Net income attributable to Crown Holdings	$102	$214	$441	$428

Weighted average shares outstanding:
Basic	128.7	133.3	131.9	133.6
Dilutive restricted stock	1.0	1.1	1.0	0.9
Diluted	129.7	134.4	132.9	134.5

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	$1.45	$1.11	$3.68	$2.18
Basic earnings per common share from discontinued operations	(0.66)	0.50	(0.34)	1.02
Basic earnings per share	$0.79	$1.61	$3.34	$3.20

Diluted earnings per common share from continuing operations	$1.44	$1.10	$3.65	$2.16
Diluted earnings per common share from discontinued operations	(0.65)	0.49	(0.33)	1.02
Diluted earnings per share	$0.79	$1.59	$3.32	$3.18

For the nine months ended September 30, 2021, 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

For the nine months ended September 30, 2020, 0.7 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2021, the Company declared and paid cash dividends of $0.20 per share and $0.60 per share. Additionally, on October 28, 2021, the Company's Board of Directors declared a dividend of $0.20 per share payable on November 26, 2021 to shareholders of record on November 12, 2021.

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

The tables below present information about the Company's operating segments.

Crown Holdings, Inc.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas Beverage	$1,151	$960	$3,240	$2,608
European Beverage	513	418	1,381	1,094
Asia Pacific	280	281	941	852
Transit Packaging	644	511	1,838	1,495
Total reportable segments	2,588	2,170	7,400	6,049
Other segments	332	319	940	883
Total	$2,920	$2,489	$8,340	$6,932

The primary sources of revenue included in other segments are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
European Beverage	$36	$9	$108	$10
Transit Packaging	7	3	20	10
Total reportable segments	43	12	128	20
Other segments	38	12	98	66
Total	$81	$24	$226	$86

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas Beverage	$190	$193	$575	$456
European Beverage	76	76	216	152
Asia Pacific	32	41	131	125
Transit Packaging	83	72	235	189
Total reportable segments	$381	$382	$1,157	$922

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Segment income of reportable segments	$381	$382	$1,157	$922
Segment income of other segments	39	32	111	81
Corporate and unallocated items	(41)	(47)	(125)	(121)
Restructuring and other	11	(11)	42	(20)
Amortization of intangibles	(42)	(41)	(125)	(121)
Other pension and postretirement	1	1	4	(42)
Interest expense	(66)	(69)	(203)	(220)
Interest income	2	2	5	7
Foreign exchange	—	(1)	1	16
Income from continuing operations before taxes	$285	$248	$867	$502

For the three and nine months ended September 30, 2021, intercompany profits of $4 and $8 were eliminated within segment income of other segments.

For the three and nine months ended September 30, 2020, intercompany profits of less than $1 and $5 were eliminated within segment income of other segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2021 compared to 2020 and changes in financial condition and liquidity from December 31, 2020. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, along with the consolidated financial statements and related notes included in and referred to within this report.

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

For several years, global industry demand for beverage cans has been growing. In North America, beverage can growth has accelerated in recent years mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe, Mexico and Southeast Asia have also experienced higher volumes and market expansion, although volumes in certain of those markets have been affected by the impact of the coronavirus pandemic. The Company continues to invest in capacity expansion to meet the accelerating demand.

The Company's primary capital allocation focus has been to reduce leverage, as was successfully accomplished following previous acquisitions, and to begin to return capital to its shareholders. On August 31, 2021, the Company completed the previously announced sale of its European Tinplate business to KPS Capital Partners, LP. The European Tinplate business comprised the Company's European Food segment and its European Aerosol and Promotional Packaging reporting unit which was previously reported in the Company's other segments. The Company received pre-tax proceeds of approximately €1.9 billion ($2.3 billion) from the transaction and retained a 20% ownership stake in the Business. Proceeds from the Transaction are being used to fund capital projects, repurchase Company stock and to redeem certain of the Company's senior notes as further described in Note L.

In response to the ongoing coronavirus pandemic, the Company continues to take actions to ensure the safety of its employees.  The Company has increased safety measures in its manufacturing facilities to protect the safety of its employees and the products they produce.

The Company’s products are a vital part of the support system to its customers and consumers.  In addition to manufacturing containers that provide protection for food and beverages, the Company also produces closures for baby food, aerosol containers for cleaning and sanitizing products and numerous other products that provide for the safe and secure transportation of goods.

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

The Company continues to actively elevate its industry-leading commitment to sustainability, which is a core value of the Company. In 2020, the Company debuted Twentyby30, a robust program that outlines twenty measurable environmental, social and governance goals to be completed by 2030 or sooner. In September 2021, the Company joined The Climate Pledge, a commitment to be net-zero carbon across business operations by 2040.

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

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and pound sterling in the Company's European Beverage segment, the Chinese renminbi in the Company's Asia Pacific segment and the euro in the Company's Transit Packaging segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$2,920	$2,489	$8,340	$6,932

Three and nine months ended September 30, 2021 compared to 2020

Net sales increased primarily due to higher sales unit volumes in the Company's beverage can and transit packaging businesses, the pass through of higher material costs and $17 and $153 from the impact of foreign currency translation for the three and nine months ended September 30, 2021.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in these markets, the Company began commercial production on a third line at its Nichols, NY facility in June 2020, two lines at its new Bowling Green, Kentucky facility during the second and third quarter of 2021 and a third line at its Olympia, Washington plant in the third quarter of 2021. The Company also announced construction of a new facility in Martinsville, Virginia which is expected to commence operations late in 2022 and a new facility in Mesquite, Nevada which is expected to commence operations in late second quarter of 2023.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. A second line at the Company's Rio Verde, Brazil facility is expected to commence operations during the fourth quarter of 2021. The Company has also begun construction of a two-line facility in Uberaba, Brazil which is expected to begin production late in 2022. Additionally, start-up on a second line at the Company's Monterrey, Mexico facility is expected in the first quarter of 2022.

    Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$1,151	$960	$3,240	$2,608
Segment income	190	193	575	456

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended September 30, 2021 compared to 2020

Net sales increased primarily due to the pass-through of higher aluminum costs and 4% higher sales unit volumes as higher sales unit volumes in North America and Mexico were partially offset by 15% lower sales unit volumes in Brazil.

Segment income decreased primarily due to $3 of unfavorable foreign currency translation and higher operating costs that were not fully passed through in selling price, partially offset by increased volumes.

Nine months ended September 30, 2021 compared to 2020

Net sales increased primarily due to 10% higher sales unit volumes, the pass-through of higher aluminum costs and $11 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes and improved pricing.

European Beverage

The Company's European Beverage segment manufactures aluminum and steel beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing. In the second quarter of 2020, two beverage can lines in the Seville, Spain plant began commercial production of aluminum cans.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$513	$418	$1,381	$1,094
Segment income	76	76	216	152

Three months ended September 30, 2021 compared to 2020

Net sales increased primarily due to 7% higher sales unit volumes, the pass-through of higher aluminum costs, and $10 from the impact of favorable foreign currency translation.

Segment income was comparable as higher sales unit volumes were offset by other operating costs that were not fully passed through in selling price.

Nine months ended September 30, 2021 compared to 2020

Net sales increased primarily due to 12% higher sales unit volumes, $64 from the impact of favorable foreign currency translation and the pass-through of higher aluminum costs.

Segment income increased primarily due to higher sales unit volumes and $8 from the impact of favorable foreign currency translation, partially offset by other operating costs that were not fully passed through in selling price.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. In 2020, however, industry volumes decreased due to the impact of the coronavirus pandemic. The Company began commercial production at a one-line beverage can plant in Nong Khae, Thailand in July 2020 and a new beverage can plant in Vung Tau, Vietnam during the third quarter of 2021.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
    Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$280	$281	$941	$852
Segment income	32	41	131	125

Three months ended September 30, 2021 compared to 2020

Net sales were comparable as 8% lower sales unit volumes, primarily due to coronavirus pandemic related lockdowns in Vietnam, were partially offset by the pass-through of higher aluminum costs.

Segment income decreased primarily due to lower sales unit volumes and higher operating costs that were not fully passed through in selling price.

Nine months ended September 30, 2021 compared to 2020

Net sales increased due to 7% higher sales unit volumes, the pass-through of higher aluminum costs, and $14 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes, partially offset by higher operating costs that were not fully passed through in selling price.

Transit Packaging

The Transit Packaging segment includes the Company's global consumables and equipment and tools businesses. Consumables include steel strap, plastic strap and industrial film and other related products that are used in a wide range of industries, and transit protection products used for a wide range of industrial and consumer products. Equipment and tools includes manual, semi-automatic and automatic equipment and tools used in end-of-line operations to apply industrial solutions consumables.
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$644	$511	$1,838	$1,495
Segment income	83	72	235	189

Three months ended September 30, 2021 compared to 2020

Net sales increased primarily due to the pass-through of higher raw material costs, higher sales unit volumes and $7 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes.

Nine months ended September 30, 2021 compared to 2020

Net sales increased primarily due to the pass-through of higher raw material costs, higher sales unit volumes and $53 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Other Segments

The Company's other segments include its food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company commenced operations at a new food can plant in Dubuque, Iowa in the first quarter of 2021 and a new food can line in its Hanover, Pennsylvania plant in the third quarter of 2021.

Net sales and segment income in other segments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$332	$319	$940	$883
Segment income	39	32	111	81

Three months ended September 30, 2021 compared to 2020

Net sales increased primarily due to the pass-through of higher tinplate costs and higher sales in the Company's beverage can equipment operations.

Segment income increased due to higher sales in the Company's beverage can equipment operations.

Nine months ended September 30, 2021 compared to 2020

Net sales increased primarily due to higher sales in the Company's beverage can equipment operations and the pass-through of higher tinplate costs, and $11 from the impact of favorable foreign currency translation.

Segment income increased due to lower tinplate carryover costs in the Company's North America food can business as compared to the nine months ended September 30, 2020 and higher sales in the Company's beverage can equipment operations.

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Corporate and unallocated expense	$(41)	$(47)	$(125)	$(121)

For the three months ended September 30, 2021 compared to 2020, corporate and unallocated decreased due to lower general corporate costs and the impact of the European Tinplate sale.

For the nine months ended September 30, 2021 compared to 2020, corporate and unallocated expenses included higher personnel and incentive compensation partially offset by other general costs resulting from the coronavirus pandemic.

    Interest Expense

For the three months and nine months ended September 30, 2021 compared to 2020, interest expense decreased from $69 to $66 and from $220 to $203 due to lower outstanding debt balances.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The effective tax rate for the three months ended September 30, 2021 included $11 or reorganizations and other transactions required to prepare the European Tinplate business for sale. The effective tax rate for the three months ended September 30, 2020 included a charge of $8 related to tax law changes in the U.K.

The effective tax rate for the nine months ended September 30, 2021 increased as compared to 2020, primarily due to income tax charges of $42 for reorganizations and other transactions required to prepare the European Tinplate business for sale and an income tax charge of $40 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France partially offset by income tax benefits of $8 related to tax law changes in India and the U.K.

The Company believes that it is more likely than not that the French tax loss carryforwards will not be utilized after the sale of the European Tinplate business. See Note C for more information related to the sale of the European Tinplate business.

The effective tax rate for the nine months ended September 30, 2020 also included a benefit of $4 arising from a tax law change in India.

Net Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2021 compared to 2020, net income attributable to noncontrolling interests decreased from $31 to $29 primarily due to lower earnings in the Company's beverage can operations in Brazil.

For the nine months ended September 30, 2021 compared to 2020, net income attributable to noncontrolling interests increased from $72 to $107 primarily due to higher earnings in the Company's beverage can operations in Brazil, including a favorable court ruling in a lawsuit brought by certain of the Company's Brazilian subsidiaries asserting they was overcharged by the local tax authorities for indirect taxes paid in prior years.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities decreased from $309 for the nine months ended September 30, 2020 to $245 for the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily due to higher pension contributions related to the anticipated U.K. pension plan settlement partially offset by higher earnings and changes in working capital. See Note M for more information related to the anticipated U.K. pension plan settlement.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 39 days as of September 30, 2020 and as of September 30, 2021.

Inventory turnover was 59 days at September 30, 2020 and at September 30, 2021.

Days outstanding for trade payables was 81 days at September 30, 2020 compared to 100 days at September 30, 2021 due to higher raw material costs and sales unit volumes.
Investing Activities

Investing activities used cash of $309 for the nine months ended September 30, 2020 and provided cash of $1,791 for the nine months ended September 30, 2021. Cash provided by investing activities included proceeds received from the sale of the European Tinplate business partially offset by increased capital expenditures related to capacity expansion projects in the Americas Beverage segment.

The Company currently expects capital expenditures in 2021 to be approximately $900.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Financing Activities

Financing activities provided cash of $26 for the nine months ended September 30, 2020 and used cash of $913 for the nine months ended September 30, 2021. The Company repurchased $745 of capital stock and paid dividends to shareholders of $79 during the nine months ended September 30, 2021.

Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of $2,261 which included proceeds received from the sale of the European Tinplate business. These proceeds are being used to fund capital projects, repurchase Company stock and to redeem certain of the Company's senior notes in October 2021 as further described in Note L.

As of September 30, 2021, $1,115 of the Company's $2,261 of cash and cash equivalents was located outside the U.S.
The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $1,033 was held by subsidiaries for which earnings are considered indefinitely reinvested. Based on current operating plans the Company does not foresee a need to repatriate funds remaining after the redemption of certain senior notes in October 2021. If such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

As of September 30, 2021, the Company had $1,585 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less outstanding standby letters of credit of $65. The Company could have borrowed this amount at September 30, 2021 and still have been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 3.0 to 1.0 at September 30, 2021 was in compliance with the covenant requiring a ratio of no greater than 5.0 to 1.0. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2022.

Capital Resources

As of September 30, 2021, the Company had approximately $220 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows from operations and proceeds from the sale of its European Tinplate business.

Contractual Obligations

Other than the announcement of the redemption of certain senior notes in October 2021 as further described in Note L, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which information is incorporated herein by reference.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Crown Cork Obligor Group

Nine Months Ended
September 30, 2021
Net sales	$—
Gross Profit	—
Income from operations	(3)
Net income from continuing operations[1]	(101)
Net income attributable to Crown Holdings[2]	(127)
(1) Includes $27 of expense related to intercompany interest with non-guarantor subsidiaries
(2) Includes $27 of expense related to intercompany interest with non-guarantor subsidiaries and $26 of expense for discontinued operations

	September 30, 2021	December 31, 2020
Current assets	$13	$12
Non-current assets	26	118
Current liabilities	61	63
Non-current liabilities[1]	5,123	4,305
(1) Includes payables of $4,445 and $3,623 due to non-guarantor subsidiaries as of September 30, 2021 and December 31, 2020

Crown Americas Obligor Group

Nine Months Ended
September 30, 2021
Net sales[1]	$3,338
Gross profit[2]	537
Income from operations[2]	210
Net income from continuing operations[3]	72
Net income attributable to Crown Holdings[4]	28
(1) Includes $351 of sales to non-guarantor subsidiaries
(2) Includes $35 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $54 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries
(4) Includes $54 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries and $44 of expense for discontinued operations

	September 30, 2021	December 31, 2020
Current assets[1]	$2,122	$917
Non-current assets[2]	3,458	3,248
Current liabilities[3]	2,253	1,081
Non-current liabilities[4]	4,777	4,491
(1) Includes receivables of $51 and $45 due from non-guarantor subsidiaries as of September 30, 2021 and December 31, 2020
(2) Includes receivables of $245 and $142 due from non-guarantor subsidiaries as of September 30, 2021 and December 31, 2020
(3) Includes payables of $38 and $54 due to non-guarantor subsidiaries as of September 30, 2021 and December 31, 2020
(4) Includes payables of $1,374 and $31 due to non-guarantor subsidiaries as of September 30, 2021 and December 31, 2020

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

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which are not historical facts (including any statements concerning the direct or indirect impact of the COVID-19 pandemic, plans, the sale of the Company's European Tinplate business (including whether the sale will ultimately prove to be beneficial to the Company) and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the

Crown Holdings, Inc.

pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2021, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2021, the Company had $1.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended September 30, 2021. The table excludes 76,119 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended September 30, 2021.

Crown Holdings, Inc.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
July	1,433,941	$102.58	1,433,941	$1,058
August	1,636,207	$105.88	1,636,207	$885
September	1,000,203	$109.28	1,000,203	$776
	3,070,149		3,070,149

(1) In February 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1.5 billion of Company common stock through the end of 2023. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2021.

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

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)
Date: November 1, 2021