Form 10-K
period 2021-12-31
CROWN HOLDINGS INC
filed 2022-02-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2021, 132,157,477 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $13,507,815,724 based on the New York Stock Exchange closing price for such shares on that date.
As of February 23, 2022, 124,572,262 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2022	Part III to the extent described therein

Crown Holdings, Inc.

2021 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.
PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the "Company" or the "Registrant") (where the context requires, the "Company" shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods and industrial products. The Company's consumer packaging solutions primarily support the beverage and food industries through the sale of aluminum and steel cans. The Company's packaging for industrial products includes steel and plastic consumables and equipment, paper-based protective packaging, and plastic film consumables and equipment, which are sold into the metals, food and beverage, construction, agricultural, corrugated and general industries.

At December 31, 2021, the Company operated 200 plants along with sales and service facilities throughout 40 countries and had approximately 26,000 employees. In 2021, consolidated net sales for the Company were $11.4 billion with 63% derived from operations outside the United States ("U.S.")

The Company's strategy is to deploy capital into its global beverage can operations to expand production capacity to support growing customer demand in alcoholic and non-alcoholic drink categories. Beverage cans are the world’s most sustainable and recycled beverage packaging and continue to gain market share in new beverage product launches. The Company continues to drive brand differentiation by increasing its ability to offer multiple specialty can sizes. Size variations include slim and sleek cans, as well as larger sizes to help customers differentiate their products.

Approximately 64% of the Company's consolidated net sales were derived from the Company's global beverage can operations. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global customer and consumer expectations. The Company expects to continue to responsibly add beverage can capacity in many of its growing markets around the world.

REPORTABLE SEGMENTS

The Company's business is generally organized by product line and geography. The reportable segments are: Americas Beverage, European Beverage, Asia Pacific and Transit Packaging.

AMERICAS BEVERAGE

The Americas Beverage segment manufactures aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2021 of $4.4 billion and segment income (as defined under Note Y to the consolidated financial statements) of $756 million.

EUROPEAN BEVERAGE

The European Beverage segment manufactures aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2021 of $1.8 billion and segment income (as defined under Note Y to the consolidated financial statements) of $259 million.

ASIA PACIFIC

The Asia Pacific segment primarily consisting of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and also includes non-beverage can operations, primarily food cans and specialty packaging.

The Asia Pacific had net sales in 2021 of $1.3 billion and segment income (as defined under Note Y to the consolidated financial statements) of $182 million.

TRANSIT PACKAGING

The Company's Transit Packaging segment includes the Company’s worldwide industrial and protective solutions and equipment and tools businesses. Industrial solutions include steel strap, plastic strap, industrial film and other related products that are used in a wide range of industries. Protective solutions include transit protection products, such as airbags, edge protectors, and honeycomb products that help prevent movement of, and/or damage to, a wide range of industrial and consumer

Crown Holdings, Inc.

goods during transport. Equipment and tools includes manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply consumables such as strap and film.

The Transit Packaging had net sales in 2021 of $2.5 billion and segment income (as defined under Note Y to the consolidated financial statements) of $318 million.

OTHER

The Company's other segments ("Other") include the Company's food can, aerosol can and closures business in North America, and beverage tooling and equipment operations in the U.S. and United Kingdom ("U.K."). The Company manufactures a variety of food and aerosol cans and ends and aerosol cans in assorted shapes and sizes. The Company’s customers include manufacturers of food, personal care, household and industrial products.

Additional financial information concerning the Company’s reportable segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note Y to the consolidated financial statements.

SALES AND DISTRIBUTION

Global marketers qualify suppliers on the basis of their ability to provide global service, innovative designs and technologies in a cost-effective manner.

With its global reach, the Company primarily markets and sells products to customers through its own sales and marketing staff. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the duration of existing contracts.

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

COMPETITION

Most of the Company’s packaging products for consumer goods are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Metal Packaging, Ball Corporation, Ball Metalpack, Mauser Packaging Solutions, Can-Pack S.A., Metal Container Corporation, Silgan Holdings Inc., and Trivium Packaging.

Transit Packaging also faces substantial competition from many regional and local competitors of various sizes in the manufacture, distribution and sale of its products. Transit Packaging differentiates itself from the competition by leveraging its global scale, broad product portfolio and established brand reputation. Transit Packaging products compete, to some extent, with various other packaging materials, including other products made of paper, plastics, wood and various types of metal.

CUSTOMERS

The Company’s largest beverage can customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world, including Anheuser-Busch InBev, Coca-Cola, Heineken, Keurig Dr Pepper, Molson Coors, Pepsi-Cola and Refresco, among others. Consolidation trends among beverage marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 47% of its 2021 consolidated net sales.

For the year ended December 31, 2021, two customers each accounted for 11% of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia. These same two customers accounted for 11% and 10%, respectively, of the Company's consolidated net sales in 2020. For the year ended December 31, 2019, one of these customers accounted for 12% of the Company's consolidated net sales.

Crown Holdings, Inc.

Each reportable segment, with the exception of Transit Packaging, has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

RESEARCH AND DEVELOPMENT

The Company's global Research, Development & Engineering ("RD&E") Center for packaging products for consumer goods is located in Wantage, U.K. The Company utilizes its centralized corporate RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials and material-efficient container designs that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and supplier relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate customers' products in the retail environment (for example, the creation of new packaging shapes, novel decoration methods, or the addition of digital content through unique codes) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in manufacturing facilities. The corporate RD&E Center is also applying technical expertise to advance product design and manufacturing capabilities for the Company's Transit Packaging segment, supplementing their existing product developments.

The Company maintains a substantial portfolio of patents and other intellectual property ("IP") in the field of metal packaging systems and seeks strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends, 360 End™ beverage ends, Easy-Flow™ beverage ends, Eole™ easy-open food ends, OrbitTM easy-open metal vacuum closures, EcoPeelTM peelable food ends, PeelFitTM peelable food ends and can shaping have been licensed in Europe, Australia, Japan, and Africa to provide customers with global access to Crown's brand building innovations.

Transit Packaging is well known throughout its markets for its ability to drive product innovation and leadership in new technologies. Transit Packaging focuses on market driven innovation and has a long history of creating product and service solutions that solve problems and create value for its customers. Transit Packaging platforms are primarily responsible for designing and executing their own research and development projects and the development process is comprised of a customer-oriented, "outside-in" approach. They work with customers to determine their most pressing industrial packaging challenges, utilizing a rigorous multi-step product development process to ensure that they shape the ultimate product for both the customer and the broader market. Transit Packaging's track record of new product innovation is largely due to the success of this model.

Transit Packaging has been an industry leader in industrial packaging innovation over the last 100 years as evidenced by their introduction of the first strap packaging product (1913), the first fully-automatic strapping machine (1946), the industry's first battery operated plastic strap hand tools (1995), and most recently the industry's first battery-operated steel strap hand tools (2013). At the core of its intellectual property strategy is a focus on obtaining quality patents that cover key products and technologies, in alignment with its business objectives. Transit Packaging has grown its global patent portfolio to over 320 U.S. issued patents or pending patent applications and over 1,130 foreign issued patents or pending patent applications. The portfolio broadly covers about 320 customized technologies and spans diverse business platforms, as well as the different countries in which it operates.

The Company spent $47 million in 2021, $48 million in 2020, and $50 million in 2019 in its RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems.

MATERIALS AND SUPPLIERS

The Company uses various raw materials, primarily aluminum and steel, in its manufacturing operations. Transit Packaging also uses materials derived from crude oil and natural gas, such as polyethylene and polypropylene. In general, these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. These and other materials used in the manufacturing process have historically been available in adequate supply from multiple sources.

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

In 2021, consumption of aluminum and steel represented 43% and 8%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices or set repricing dates. The Company generally attempts to mitigate its aluminum and steel price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company were unable to purchase aluminum and steel for a significant period of time, its operations would be disrupted, and if the Company were unable to fully recover the higher cost of aluminum and steel, its financial results may be adversely affected. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including utility and freight-related costs. The Company will attempt to increase prices on its products accordingly in order to recover these costs. Certain of the Company's sales contracts contain non-metal pass-through provisions that include annual selling price adjustments based on a producer price index. In certain years the referenced index may be negative, requiring the Company to reduce its selling price while its actual costs may have increased.

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

SUSTAINABILITY AND ENVIRONMENTAL MATTERS

The Company has a Corporate Environmental Sustainability Policy, a Human Rights Policy, a Responsible and Ethical Sourcing Policy, a Conflict Minerals Policy, and an Environmental, Health and Safety Policy. In addition, in 2020, the Company debuted its Twentyby30 Sustainability program, which creates an opportunity for the Company to move beyond the challenges of addressing regulatory and supply chain disruption risks caused by environmental, social and governance ("ESG") concerns. The program identifies five distinct pillars of action - Climate Action, Resource Efficiency, Optimum Circularity, Working Together and Never Compromise - that represent topics of urgent global concern and areas of the business in which the Company can create notable impact and twenty measurable ESG goals to be completed by 2030 or sooner. The Company has committed to reporting on each aspect of the Twentyby30 program annually.

The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the environment, both now and in the future. The Company's Climate Action strategy focuses on production efficiency, product and process innovation, strategic material procurement and utilization of renewable electricity to reduce greenhouse gas emissions.

Aluminum and steel, by their very nature, can be recycled at high effectiveness and can be repeatedly reused to form new consumer packaging with no degradation in performance, quality or safety. By recycling these metals, large amounts of energy and water can be saved and significant carbon dioxide emissions avoided. In addition to the original goals included in the Twentyby30 program the Company has recently announced its further commitment to work with industry partners to achieve new global recycling rate goals for aluminum beverage cans as part of the Company's Optimum Circularity pillar. The targets are connected to the regions where the Company maintains operations.

Crown Holdings, Inc.

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

There can be no assurance that current or future environmental laws or liabilities will not have a material effect on the Company’s consolidated financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note P to the consolidated financial statements.

HUMAN CAPITAL

At December 31, 2021, the Company had approximately 26,000 employees worldwide, with approximately 6,000 employed by the Americas Beverage segment, 3,500 employed by the European Beverage segment, 4,500 employed by the Asia Pacific segment, 8,500 employed by the Transit Packaging segment and 3,500 employed by Other.

A significant portion of the Company’s workforce is unionized. Collective bargaining agreements with varying terms and expiration dates cover approximately 12,000 employees. The Company did not experience any union-initiated work stoppages during the 2021 fiscal year and believes that its employee relations remain good. The Company does not expect that renegotiation of any collective bargaining agreements expiring in 2022 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

The Company believes that its employees are key to achieving the Company’s business goals and growth strategy. Attracting, developing and retaining the best people globally is crucial to all aspects of the Company’s activities. Towards this end, the Company has cultivated a senior management team with extensive industry experience and highly specialized skills and has consistently re‑invested in necessary resources to effectively staff and efficiently support its businesses. The Company aspires to offer market rate competitive salaries for the regions in which it operates, and to engage employees with rewarding opportunities that both contribute to the Company’s success and maximize their personal potential.

The Company is committed to the health and safety of its employees and their families. Since the outbreak of the coronavirus disease 2019 ("COVID-19") pandemic, the Company has taken specific actions to ensure the safety of its employees. The Company’s COVID-19 Task Teams have been actively monitoring scientific developments and government actions related to the virus; instituting policies and procedures to minimize risk for the Company’s global team members and facilities and to enable the Company to continue serving its customers in a safe and timely manner; sharing information with the workforce about the virus and actions to prevent its spread; and assisting personnel in their efforts to get vaccinated. The Company has updated many of its policies to adapt to the pandemic environment and has instituted increased safety measures in its manufacturing facilities to ensure the safety of employees and the products they produce. The Company's policies are informed by the latest updates from the U.S. Centers for Disease Control and Prevention and the World Health Organization and are compliant with the directives of local governmental authorities. The Company has implemented a variety of other precautionary measures, including sanitizing efforts, modifications of workspaces, distribution of personal protective equipment in its manufacturing facilities and offices, and expansion of remote working opportunities.

In addition to the Company’s COVID-19 related efforts, the Company supports the well-being of its employees and their families with a variety of physical, mental and social wellness programs. These programs differ by region, but include Company-sponsored or subsidized medical insurance over and above government provisions, annual medical, cancer and audiometry screenings, voluntary health fairs and employee mental health assistance programs to improve health and wellness. The Company has built a Total Safety Culture that provides the framework for all health and safety initiatives across the Company and empowers employees to take a proactive role in their safety and that of their fellow employees. The Company’s focus is on behaviors and attitudes and achieving success in incident, injury and near-miss reductions.

The Company recognizes that a diverse and inclusive workforce is critical to its future business success. It has therefore integrated Diversity & Inclusion (D&I) as a dimension of its Twentyby30 sustainability program aiming first to embed D&I awareness in its organizational culture. The Company believes different backgrounds, experiences and perspectives generate powerful new ideas and foster good and sustainable decision making. The Company’s approach includes deployment of D&I training initiatives, such as psychological safety and unconscious bias trainings, and improvement of its recruitment and onboarding processes. Recruitment programs to attract diverse talent into the organization include a new three-year program, first focused on engineering skills, which includes assignments in various businesses and countries to encourage broader thinking and a flexible mindset. This program provides an opportunity for diversity candidates to progress more quickly to

Crown Holdings, Inc.

higher functions within the organization. Finally, the Company continues to focus on developing and empowering women and share progress and achievements on internal and external social media.

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

The Company maintains a written Code of Business Conduct and Ethics which describes its policies with respect to, among other things, anti-corruption, protection of confidential information, and environmental, health and safety matters, as well as the Company’s commitment to ensuring that all of its employees are treated with respect and dignity and are able to work in an environment free from all forms of unlawful employment discrimination. The Company’s Compliance Teams are responsible for implementing these policies. The Company's compliance program includes a mechanism for employees to report suspected violations of Company policies on a confidential basis, including anonymous reporting where permitted by local law.

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

The Company uses various raw materials, such as aluminum, steel, tin, water, natural gas, electricity and other processed energy, as well as materials derived from crude oil and natural gas, such as polyethylene and polypropylene resins, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available

Crown Holdings, Inc.

only at increased prices. The Company's raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs and duties), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes, and the COVID-19 pandemic. In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers. In addition, new tariffs and potential limits on steel supply in the U.S. from certain foreign countries could further negatively impact the Company's ability to obtain sufficient quantities of steel at competitive prices. Moreover, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company's business may increase as well, including natural gas, electricity and freight-related costs.

The prices of certain raw materials used by the Company, such as aluminum, steel resins and processed energy, have historically been subject to volatility. In 2021, consumption of aluminum and steel represented 43% and 8% of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

If the Company is unable to purchase aluminum, steel, resins or other raw materials for a significant period of time, the Company's operations would be disrupted and any such disruption may adversely affect the Company's financial results. If customers believe that the Company's competitors have greater access to raw materials, perceived certainty of supply at the Company's competitors may put the Company at a competitive disadvantage regarding pricing and product volumes.

The Company's principal markets may be subject to overcapacity and intense competition, which could reduce the Company's net sales and net income.

Beverage and food cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among beverage and food can producers if capacity growth outpaced the growth in demand for beverage and food cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income. Competitive pricing pressures, overcapacity, the failure to develop new product designs and technologies for products, as well as other factors, such as consolidation among the Company's competitors, could cause the Company to lose existing business or opportunities to generate new business and could result in decreased cash flow and net income.

The Company is subject to competition from substitute products and decreases in demand for its products, which could result in lower profits and reduced cash flows.

The Company is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials and plastic. The Company's sales depend heavily on the volumes of sales by the Company's customers in the beverage and food markets. Changes in preferences for products and packaging by consumers of beverage cans and prepackaged food cans significantly influence the Company's sales. Changes in packaging by the Company's customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low worldwide demand for its products or in situations where industry expansion created excess capacity, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company's business.

Crown Holdings, Inc.

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

The Company manufactures metal and glass packaging primarily for the beverage and food can market. Its sales can be affected by weather conditions. Due principally to the seasonal nature of the soft drink, brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company's products have varied and are expected to vary by quarter. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year. Unseasonably cool weather can reduce consumer demand for certain beverages packaged in its containers. In addition, poor weather conditions that reduce crop yields of packaged foods can decrease customer demand for its food containers.

The Company has a significant amount of goodwill that, if impaired in the future, would result in lower reported net income and a reduction of its net worth.

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2021, the carrying value of the Company's goodwill was $3.0 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use its technologies to compete with it. The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, whose primary patent expired in 2016 and Ideal™ product line. The Company's patents may not withstand

Crown Holdings, Inc.

challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company's patents. Moreover, the costs of litigation to defend the Company's patents could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the U.S. Not all of the Company's domestic patents have been registered in other countries. The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

Risks Relating to the Company's International Operations

The Company's international operations, which generated approximately 63% of its consolidated net sales in 2021, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 63%, 62% and 64% of its consolidated net sales in the years ended 2021, 2020 and 2019. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as South America, Eastern Europe and Asia, that may pose greater risk of political or economic instability. Further, if a downturn in European economic conditions ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euro would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

Emerging markets are a focus of the Company's international growth strategy. The developing nature of these markets and the nature of the Company's international operations generally are subject to various risks, including:

•foreign governments' restrictive trade policies;
•conflicting regulation (including with respect to product labelling, privacy or data protection) or policy changes by foreign agencies or governments;
•duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;
•customs, import/export control and other trade compliance regulations;
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
•periodic health epidemic concerns, such as the ongoing COVID-19 pandemic
•the complexity of managing global operations; and
•compliance with applicable anti-corruption, anti-bribery laws and anti-money laundering laws and sanctions.

As the Company seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of the Company's competition, customer base and product offerings.

The Company's efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, geographic markets including but not limited to the Middle East, South America, Eastern Europe and Asia. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company's other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements (including conflicting or inconsistent regulations with respect to product labelling, privacy or data protection) that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, repatriation of earnings and regulation of advanced technologies. Such expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company's financial results. As emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company's reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The Company's international operations generated approximately 63%, 62% and 64% of its consolidated net sales in the years ended 2021, 2020 and 2019. Volatility in exchange rates may increase the costs of its products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, and increase its hedging costs and limit its ability to hedge exchange rate exposure. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and "Quantitative and Qualitative Disclosure about Market Risk" in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2021, a 0.10 movement in the average euro rate would have reduced net income by $7 million.

The vote by the U.K. to leave the European Union could adversely affect the Company.

The U.K. has ceased to be a member of the European Union (“E.U.”) on January 31, 2020, and the applicable transition period ended on December 31, 2020 (such departure commonly referred to as “Brexit”). The U.K. is also no longer part of the European Economic Area.

Crown Holdings, Inc.

On December 24, 2020, the U.K. and the E.U. agreed to a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which took effect on January 1, 2021 and provided for, among other things, zero-rate tariffs and zero quotas on the movement of goods between the U.K. and the E.U. Due to the size and importance of the economy of the U.K., the uncertainty and unpredictability concerning the U.K.’s future laws and regulations (including financial laws and regulations, tax and free trade agreements, immigration laws and employment laws) as well as its legal, political and economic relationships with Europe following its exit of the E.U. may continue to be a source of instability in international markets, create significant currency fluctuations or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) for the foreseeable future. The long-term effects of Brexit will depend on the implementation of the Trade and Cooperation Agreement and any future agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any potential changes in the arrangements for the U.K. to retain access to E.U. markets. Brexit could result in adverse economic effects across the U.K. and Europe, which could, in turn, affect U.K. sovereign ratings, ratings of relevant transaction parties or the performance of other entities or exposures with a U.K. nexus and also contribute to uncertainty and instability in the global financial markets. In particular, Brexit could impact volatility, liquidity and/or the market value of securities. Accordingly, Brexit could adversely affect the Company's business, results of operations, financial condition and cash flows.

Risks Relating to the Company's Indebtedness and Liquidity

The substantial indebtedness of the Company could prevent it from fulfilling its obligations under its indebtedness.

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2021, the Company and its subsidiaries had approximately $6.3 billion of indebtedness, excluding unamortized discounts and debt issuance costs.

The Company’s current sources of liquidity includes a securitization facility with a program limit up to a maximum of $500 that expires in July 2023, a securitization facility with a program limit of $200 that expires in December 2023, and a securitization facility with a program limit of $150 that expires in November 2025. Additional sources of the Company's liquidity include borrowings under its $1,650 billion revolving credit facilities that matures in December 2024.

The Company's indebtedness includes its €335 million ($381 million at December 31, 2021) 2.25% senior notes in February 2023; its €550 million ($626 million at December 31, 2021) 0.75% senior notes in February 2023; its €600 million ($683 million at December 31, 2021) 2.625% senior notes in September 2024; its €600 million ($683 million at December 31, 2021) 3.375% senior notes in May 2025; its $875 million 4.75% senior notes in February 2026; its €500 million ($570 million at December 31, 2021) 2.875% senior notes in February 2026; its $400 million 4.25% senior notes in September 2026; its $350 million 7.375% senior notes in December 2026; its $40 million 7.5% senior notes in December 2096; and its $217 million of other indebtedness in various currencies at various dates through 2026. In addition, the Company’s term loan facilities mature as follows: $81 million in 2022, $81 million in 2023, and $1,184 million in 2024.

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

As of December 31, 2021, approximately $1.4 billion of the Company's $6.3 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $253 million, $290 million and $367 million for 2021, 2020 and 2019, respectively. Based on the amount of variable rate debt outstanding at December 31, 2021, a 0.25% increase in variable interest rates would increase its annual interest expense by approximately $4 million before tax. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 0.25% increase in these floating interest rates could be more than $4 million as the Company’s average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2021. In addition, the cost of the Company’s securitization and factoring facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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

Crown Holdings, Inc.

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

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.S. and Canada. In 2021, 2020 and 2019, the Company contributed $236 million, $27 million and $23 million to its pension plans. The 2021 contribution included a $216 million contribution to its U.K. pension plan in advance of full settlement of the plan's obligations. Pension expense was $1,567 million, including settlement charges of $1,511 million and is expected to be $31 million in 2022, using foreign currency exchange rates in effect at December 31, 2021. A 0.25% change in the 2022 expected rate of return assumptions would change 2022 pension expense by approximately $4 million. A 0.25% change in the discount rates assumptions as of December 31, 2021 would change 2022 pension expense by approximately $2 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An

Crown Holdings, Inc.

acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $27 million in 2022, $28 million in 2023, $15 million in 2024, $16 million in 2025 and $29 million in 2026. Future changes in the factors used to determine pension contributions, including investment performance of plan assets, could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.

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

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the Company's outstanding notes. In addition, as of December 31, 2021 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $137 million, based on assumptions set forth under Note R to the Company's audited consolidated financial statements in this Annual Report.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including one of the Company’s German subsidiaries. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K.

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

Crown Holdings, Inc.

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

As of December 31, 2021, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $237 million, including $198 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note O to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2021, Crown Cork received approximately 2,000 new claims, settled or dismissed approximately 1,000 claims, and had approximately 57,000 claims outstanding at the end of the period. Of the Company's outstanding claims, approximately 17,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 40,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,500 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 19,500 were filed in other states. The outstanding claims at December 31, 2021 also exclude approximately 19,000 inactive claims, as well as claims in Texas filed after June 11, 2003. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

Crown Cork made cash payments of $19 million, $21 million and $22 million in 2021, 2020 and 2019 to settle asbestos claims and pay related legal and defense costs. These payments and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

Crown Holdings, Inc.

Asbestos” and “Critical Accounting Policies” and under Note O to the Company's audited consolidated financial statements included in this Annual Report.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to operating permits, treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. In the U.S., the FDA has banned the use of bisphenol-A in baby bottles, children’s drinking cups and epoxy resins that coat infant formula cans as well as in packaging and utensils for all foods and the EPA has considered adding bisphenol-A to the chemical concern list on the basis of environmental effects and using its Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. In addition, the State of California has declared bisphenol-A a reproductive system hazard and listed it as a hazardous chemical under the state Safe Water and Toxic Environment Act. Certain other nations, including Denmark, Belgium, Canada and France, have implemented or considered implementing legislation restricting the use of bisphenol-A, including imposing product labeling requirements or restrictions on the importation and placement in the market of packaging and utensils containing bisphenol-A, and the European Food Safety Authority has recommended that the tolerable daily intake of bisphenol-A be lowered. Domestic and international, federal, state, municipal or other regulatory authorities could further restrict or prohibit the use of bisphenol-A in the future. In addition, public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

Also, for example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company’s operations and properties, both in the U.S. and abroad, must comply with these laws and regulations. In addition, a number of governmental authorities in the U.S. and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems or mandated changes in energy consumption, in response to the potential impacts of climate change. Given the wide range of potential future climate change regulations in the jurisdictions in which the Company operates, the potential impact of both climate change and climate change regulation is uncertain.

Climate change and evolving laws, regulations and market trends in response to climate change could adversely affect the business and operations of the Company.

The Company may incur significant costs and experience operational disruptions as a result of increases in the frequency, severity or duration of severe weather events caused by climate change (including thunderstorms, hurricanes, blizzards, wildfires, flooding, typhoons and tornados), and may incur additional costs to prepare for, respond to and mitigate the effects of climate change. Furthermore, in the event that severe weather events or temperature shifts resulting from climate change adversely impact crop yields for fruits and vegetables, our customers’ demand for our products may be reduced due to customers’ inability to make products that require packaging in the first instance. The Company is not able to accurately predict the materiality of any potential losses or costs associated with the effects of climate change. The impact of climate change may also vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water.

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to environmental conservation and sustainability, energy efficiency deforestation, greenhouse gas emissions, climate change and product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company's products, and/or increase its costs.

Crown Holdings, Inc.

The Company may experience significant negative effects to its business as a result of new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of certain types of beverages.

Public health and government officials have become increasingly concerned about the health consequences associated with over-consumption of certain types of beverages, such as sugar-sweetened beverages and including those sold by certain of the Company's significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company's customers, which could in turn affect demand of the Company's customers for the Company's products. For example, taxes on certain sugar-sweetened beverages and/or energy drinks have been enacted in France, the U.K., Poland, Portugal, Hungary, India, Mexico and Saudi Arabia. Some state and local governments are also considering similar taxes, and several U.S. cities, including in California, Pennsylvania, Illinois, Washington, and Colorado, have enacted taxes on certain sugar-sweetened beverages. The imposition of such taxes may decrease the demand for certain soft drinks and beverages that the Company's customers produce, which may cause the Company's customers to respond by decreasing their purchases from the Company. Consumer tax legislation and future attempts to tax sugar-sweetened or energy drinks by other jurisdictions could reduce the demand for the Company's products and materially adversely affect the Company's business and financial results.

Demand for the Company's products could be affected by changes in laws and regulations applicable to food and beverages and changes in consumer preferences.

The Company manufactures and sells metal and glass packaging primarily for the beverage and food can market. As a result, many of the Company's products come into direct contact with beverages and food. Accordingly, the Company's products must comply with various laws and regulations for beverages and food applicable to its customers. Changes in such laws and regulations, such as the sugary-drink taxes discussed above, could negatively impact customers' demand for the Company's products as they comply with such changes and/or require the Company to make changes to its products. Such changes to the Company's products could include modifications to the coatings and compounds that the Company uses, possibly resulting in the incurrence of additional costs. Additionally, because many of the Company's products are used to package consumer goods, the Company is subject to a variety of risks that could influence consumer behavior and negatively impact demand for the Company's products, including changes in consumer preferences driven by various health-related concerns and perceptions.

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

General Risk Factors

The Company’s business operations and financial position have been and are expected to continue to be adversely affected by the COVID-19 pandemic.

The ongoing global outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the U.S. and abroad. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and geographies, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The pandemic, as well as the quarantines and other governmental and non‑governmental restrictions which have been imposed throughout the world in an effort to contain, mitigate, or vaccinate against it and the controversies prompted by such restrictions in some regions, has created significant volatility, uncertainty and economic disruption which is expected to adversely affect the Company’s business operations and may materially and adversely affect the Company’s results of operations, cash flows and financial position or the Company’s ability to execute its short- and long-term business strategies and initiatives. For example, governmental authorities in several

Crown Holdings, Inc.

regions (including Pennsylvania, where the Company’s world headquarters are located) have ordered the cessation of all business activity which is deemed non-essential and there is a risk that these shutdown orders will be extended or expanded or that similar shutdown orders will be implemented in other regions (particularly in response to newer variant strains of COVID-19, such as Delta or Omicron); while many beverage and food products are deemed essential, several jurisdictions have implemented restrictions or prohibitions on the sale of alcoholic beverages which have reduced the demand for some of the Company’s products. Likewise, Transit Packaging supplies a wide array of industrial markets which are being negatively affected by a decline in global economic activity.

The magnitude of COVID-19’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the severity of the outbreak and the international actions that are being taken to contain and treat it; the duration of the outbreak and the myriad of business restrictions being imposed as a result of it; governmental, business and other responses to the outbreak (including limitations on the Company’s operations and/or mandates that the Company provide products or services); the extent and duration of the effect of the outbreak on consumer confidence and spending, customer demand and buying patterns; the promotion of “social distancing” and the adoption of shelter-in-place orders, vaccine mandates and restrictions on exports affecting customers’ demand for the Company’s products; the extent to which forced remote working arrangements reduce the Company’s ability to effectively manage its global operations; the impact of the outbreak on the Company’s supply chain (including reductions in supply that may result in an inability to meet customer demand); the impact of the outbreak on internal controls (including those over financial reporting); the speed and success of vaccination efforts; any impairment in value of the Company’s tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the effect of the ongoing disruption in the capital markets on the Company’s ability to access capital on favorable terms and continue to meet its liquidity needs. Moreover, employee absenteeism due to members of the Company’s workforce being quarantined or exposed to COVID-19 may impact the Company’s ability to meet staffing needs which, compounded with the effects of ongoing office and potential factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, may in turn impair the Company in the manufacture, distribution and sale of its products.

In addition, while the Company cannot predict the magnitude of the impact that COVID-19 will have on its customers and suppliers or their financial conditions, any material effect on the Company’s customers or suppliers could adversely impact the Company. For example, certain of the Company’s suppliers have informed the Company that the coronavirus outbreak and the resulting business restrictions may constrain supply of necessary materials and the Company may face difficulty collecting accounts receivable from any of its customers that may be negatively impacted by the pandemic. The impact of COVID-19 may also exacerbate other risk factors discussed in Item 1A of this Annual Report, any of which could have a material effect on the Company. For example, significant volatility in the equity markets could have a negative impact on the market value of the Company's pension plan assets which may substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations, pension plan funded status and future cash flows.

The extent of the impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, the Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its overall impact on the Company’s business.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of beverages, packaged food and household products to consumers. The loss of any major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss. In addition, the Company's relationship with several of its customers, particularly in Transit Packaging, is noncontractual, and as a result its customers may unilaterally reduce their purchases of its products.

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

Acquisitions, dispositions or investments that the Company is considering, has pursued or may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company has completed and may consider acquisitions and investments that complement its existing business or dispositions of portions of its existing business. The actual or potential acquisitions, dispositions and investments, such as the Company's recently completed divestiture of its European Tinplate business, involve or may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company's senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses and the diversion of management's attention that could have a material effect on the Company's financial condition and operating results.

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
•challenges associated with successfully bifurcating operations that involve both remaining and departing personnel in divestiture transactions;
•challenges associated with operating in new geographic regions or discontinued operations in legacy regions;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

Crown Holdings, Inc.

•potential loss of key employees, contractual relationships, suppliers or customers of the acquired businesses or of the Company; and
•inability to obtain required anti-trust and other regulatory approvals.

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

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company's business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, as well as potential civil liability and fines under various states' laws in which the Company does business. While the Company has security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, the Company's information technology systems could nevertheless be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes, particularly if the Company's information security training and compliance programs prove to be inadequate. In addition, if the Company's information technology systems suffer severe damage, disruption or shutdown and the Company's business continuity plans do not effectively resolve the issues in a timely manner, the Company may lose revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from its customers, and could experience delays in reporting its financial results, including with respect to the Company's operations in emerging markets. Furthermore, if the Company is unable to prevent security breaches, it may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its customers or suppliers, and it may suffer indirect economic loss if its existing insurance policies and coverage related to information security risks prove to be insufficient. Failure or disruption of the Company's information technology systems, or the back-up systems, for any reason could disrupt the Company's operations and negatively impact the Company's cash flows or financial condition.

Sentiment towards climate change, sustainability and other ESG matters could adversely affect the Company’s business, financial condition or results of operations.

The Company has announced sustainability goals for its next phase of Sustainability as part of its Twentyby30 program. Execution of this program and the achievements of the Company’s sustainability goals is subject to risk and uncertainties, many of which are out of the Company’s control. Failure to achieve these sustainability goals within the currently projected costs and expected timeframes could damage the Company’s reputation, customer and investor relationships, or ability to access capital on favorable terms, particularly given investors’ increased focus on ESG matters in recent years, and in turn could adversely affect the Company’s business, financial condition or results of operations.

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

As of December 31, 2021, the Company operated 200 manufacturing facilities in 40 countries. The principal manufacturing facilities at December 31, 2021 are listed below and are grouped by reportable segment. The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction may vary from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company also leases outside warehouses. The Company leased 65 of its manufacturing facilities at December 31, 2021.

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

The Company’s Americas and Corporate headquarters is in Yardley, Pennsylvania. Its European headquarters is in Baar, Switzerland, its Asia Pacific headquarters is in Singapore and its Transit Packaging headquarters is in Tampa, Florida. The Company maintains a research facility in Wantage, England.

Crown Holdings, Inc.

Americas Beverage	European Beverage	Asia Pacific	Transit Packaging		Other
Kankakee, IL	Custines, France	Phnom Penh, Cambodia (2)	Rainbow City, AL	Virton, Belgium	Norwalk, CT (T)
Bowling Green, KY	Korinthos, Greece	Sihanoukville, Cambodia	Benton, AR (2)	Kardjali, Bulgaria	Dubuque, IA (F)
Mankato, MN	Patras, Greece	Hangzhou, China	Fordyce, AR	Noerresundby, Denmark	Alsip, IL (A)
Batesville, MS	Parma, Italy	Henan, China (S)	Sheridan, AR	Soenderborg, Denmark	Decatur, IL (A)
Nichols, NY	Amman, Jordan	Heshan, China	Phoenix, AZ	Liljendal, Finland	Belcamp, MD (S)
Dayton, OH	Goleniow, Poland	Huizhou, China (S)	Bay Point, CA	Masku, Finland	Faribault, MN (A)
Cheraw, SC	Dammam, Saudi Arabia	Qingdao Chengyan, China (S)	Stockton, CA	Castelsarrasin, France	Owatonna, MN (F)
Conroe, TX	Jeddah, Saudi Arabia	Shanghai, China (S)	Denver, CO	Fontaine les Luxeuil,	Lancaster, OH (F)
Fort Bend, TX	Kosice, Slovakia	Tianjin, China (S)	Carrollton, GA	France	Massillon, OH (F)
Winchester, VA	Agoncillo, Spain	Tongxiang, China (S)	Douglasville, GA	Manneville sur Risle,	Mill Park, OH (F)
Olympia, WA	Sevilla, Spain	Ziyang, China	LaGrange, GA	France	Connellsville, PA (F)
La Crosse, WI	Valencia, Spain	Karawang, Indonesia	Macon, GA	Tournus, France	Hanover, PA (F)
Worland, WY	El Agba, Tunisia	Bangi, Malaysia	Bridgeview, IL	Dinslaken, Germany	Trevose, PA (T)
Cabreuva, Brazil	Izmit, Turkey	Yangon, Myanmar	Dixmoor, IL	Goldkronach, Germany	Spartanburg, SC (A)
Teresina, Brazil	Osmaniye, Turkey	Singapore	Glenview, IL	Hilden, Germany	Suffolk, VA (F)
Estancia, Brazil	Dubai, UAE	Singapore (S)	Kankakee, IL (2)	Nurnberg, Germany	Chippewa Falls, WI (T)
Manaus, Brazil	Botcherby, U.K.	Bangpoo, Thailand (F)	Roselle, IL	Weischlitz, Germany	Oshkosh, WI (F)
Ponta Grossa, Brazil	Braunstone, U.K.	Hat Yai, Thailand (F)	Elkhart, IN	Gorey, Ireland	Kingston, Jamaica (F)
Rio Verde, Brazil		Nakhon Pathom, Thailand (F)	Gary, IN	Kilkenny, Ireland	La Villa, Mexico (F)
Calgary, Canada		Nong Khae, Thailand (2)	Florence, KY	Nairobi, Kenya	Barbados, West Indies (F)
Ontario, Canada		Samrong, Thailand (F)	Monroe, LA	Heerlen, Netherlands	Shipley, U.K. (T), (3)
Santafe de Bogota,		Songkhla, Thailand (F)	West Monroe, LA	Nuenen, Netherlands	Wortley, U.K.
Colombia		Danang, Vietnam	Brighton, MI	Zwijndrecht, Netherlands
Acayucan, Mexico		Dong Nai, Vietnam (2)	Eden, NC	Kosice, Slovakia
Chihuahua, Mexico		Dong Nai, Vietnam (S)	Salisbury, NC	Burseryd, Sweden
Ensenada, Mexico		Hanoi, Vietnam	Irvington, NJ	Hjo, Sweden
Guadalajara, Mexico		Ho Chi Minh City, Vietnam	Cleveland, OH	Sandared, Sweden
Monterrey, Mexico (2)		Vung Tau, Vietnam	Loveland, OH	Ystad, Sweden
Orizaba, Mexico			West Chester, OH	Dietikon, Switzerland (2)
Toluca, Mexico			Elizabethtown, PA	Merenschwand, Switzerland
			Hazleton, PA	Izmir, Turkey
			South Canaan, PA	Kingswinford, U.K.
			Imperial, PA	Derrimut, Australia
			East Providence, RI	Kurri Kurri, Australia
			Darlington, SC	Qingdao, China
			Greer, SC	Bangalore, India (3)
			Latta, SC	Dahej, India
			Orange, TX	Karnataka, India
			San Antonio, TX	Rudrapur, India
			Danville, VA	Rudraram, India (2)
			Woodland, WA	Silvassa, India (2)
			Cabreuva, Brazil	Pohang, South Korea
			Ontario, Canada (2)	Rayong, Thailand
			Amatlan de los Reyes,	Sriracha, Thailand (2)
Mexico
Cienega de Flores,
Mexico
Toluca, Mexico
All properties above are beverage can facilities unless otherwise indicated by the following:
A: Aerosol
F : Food and closure
P: Promotional packaging
S: Specialty packaging
T: Tooling and equipment

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2021, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $237 million.

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

The Registrant’s common stock is listed on the New York Stock Exchange under ticker symbol CCK. On February 25, 2022 there were 3,614 registered shareholders of the Registrant’s common stock, including 1,430 participants in the Company’s Employee Stock Purchase Plan. The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note T to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities during the three months ended December 31, 2021. The table excludes 204,680 of the Company's shares surrendered to cover taxes on the vesting of restricted stock.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
October	162,866	$99.83	162,866	$760
November	1,488,717	$108.81	1,488,717	$598
December(1)	240,996	$107.69	240,996	$3,000
	1,892,579		1,892,579

(1) In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3.0 billion of Company common stock through the end of 2024. The new authorization supersedes the previous authorization announced in February 2021, which authorized the repurchase of an aggregate amount of $1.5 billion of Company common stock through the

Crown Holdings, Inc.

end of 2023. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

ITEM 6.        [RESERVED]

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2016	2017	2018	2019	2020	2021
Crown Holdings	$100	$107	$79	$138	$191	$212
S&P 500 Index	100	122	116	153	181	233
Dow Jones U.S. Containers & Packaging Index	100	119	97	125	151	168

(a)The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2016 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2021, was composed of Crown Holdings, Amcor, AptarGroup, Avery Dennison, Ball, Berry Global, Graphic Packaging, International Paper, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

Crown Holdings, Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2021. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to deploy capital into its global beverage can operations to expand production capacity to support growing customer demand in alcoholic and non-alcoholic drink categories. Beverage cans are the world’s most sustainable and recycled beverage packaging and continue to gain market share in new beverage product launches. The Company continues to drive brand differentiation by increasing its ability to offer multiple product sizes.

For several years, global industry demand for beverage cans has been growing. In North America, beverage can growth has accelerated in recent years mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe, Mexico and Southeast Asia have also experienced higher volumes and market expansion.

On August 31, 2021, the Company completed the previously announced sale of its European Tinplate business to KPS Capital Partners, LP. The European Tinplate business comprised the Company's European Food reportable segment and its European Aerosol and Promotional Packaging reporting unit which was previously reported in Other. The Company received pre-tax proceeds of approximately €1.9 billion ($2.3 billion) from the transaction and received a 20% ownership stake in the business.

Proceeds from the sale of the European Tinplate business, along with cash provided by operating activities were used to support the Company's capital allocation strategy to reduce leverage, support beverage can expansion and return capital to shareholders in the form of dividends and the repurchase of Company shares. The Company reduced its leverage ratio and initiated a quarterly dividend in 2021. Additionally, in December 2021, the Board of Directors authorized the repurchase of $3.0 billion in Company common stock through the end of 2024.

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

In response to the ongoing COVID-19 pandemic, the Company continues to maintain safety measures in its manufacturing facilities to protect its employees and the products they produce. The Company’s products are a vital part of the support system to its customers and consumers.  In addition to manufacturing containers that provide protection for beverages and food, the Company also produces closures for baby food, aerosol containers for cleaning and sanitizing products and numerous other products that provide for the safe and secure transportation of goods.

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

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and Other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and pound sterling in the Company's European Beverage segment, the Chinese renminbi and the Thai baht in the Company's Asia Pacific segment and the euro in the Company's Transit Packaging

Crown Holdings, Inc.

segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

NET SALES AND SEGMENT INCOME

	2021	2020	2019
Net sales	$11,394	$9,392	$9,559

Year ended December 31, 2021 compared to 2020

Net sales increased primarily due to 9% higher sales unit volumes in the Company's beverage can businesses, higher sales unit volumes in the transit packaging business and the pass-through of higher material costs.

Year ended December 31, 2020 compared to 2019

Net sales decreased primarily due to the pass-through of lower raw material costs and $88 from the impact of foreign currency translation, partially offset by 4% higher global beverage can sales unit volumes.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in these markets, the Company began commercial production on a third line at its Toronto, Ontario plant and on a third line at its Nichols, NY plant in 2020 and on a third line at its Olympia, Washington plant in 2021. The Company also announced construction of a new two-line plant in Martinsville, Virginia which is expected to commence operations late in 2022 and a new two-line plant in Mesquite, Nevada which is expected to commence operations in 2023.

The Company also began commercial production at its new Bowling Green, Kentucky plant during 2021. In December 2021, the plant sustained tornado damage, resulting in curtailment of operations of the plant. The Company has property and business interruption insurance policies for weather related events. The Company expects to resume operations in March 2022.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. To meet volume requirements in these markets, the Company began commercial production on a second line at its Rio Verde, Brazil facility in 2021. The Company has also begun construction of a two-line facility in Uberaba, Brazil which is expected to begin production late in 2022. Additionally, start-up on a second line at the Company's Monterrey, Mexico facility is expected in 2022.

Net sales and segment income in the Americas Beverage segment were as follows:

	2021	2020	2019
Net sales	$4,441	$3,565	$3,369
Segment income	756	652	534

Year ended December 31, 2021 compared to 2020

Net sales increased primarily due to the pass-through of higher aluminum costs, 8% higher sales unit volumes and $9 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes and improved pricing, partially offset by increased depreciation of $15 and start-up costs associated with recent capacity expansion.

Crown Holdings, Inc.

Year ended December 31, 2020 compared to 2019

Net sales increased primarily due to 9% higher sales unit volumes, partially offset by $83 from the impact of unfavorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes, partially offset by $18 from the impact of unfavorable foreign currency translation.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. In 2020, two lines in the Seville, Spain plant began commercial production of aluminum cans.

Net sales and segment income in the European Beverage segment were as follows:

	2021	2020	2019
Net sales	$1,843	$1,473	$1,497
Segment income	259	215	190

Year ended December 31, 2021 compared to 2020

Net sales increased primarily due to 12% higher sales unit volumes, the pass-through of higher aluminum costs, and $57 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes and $5 from the impact of favorable foreign currency translation, partially offset by other operating costs that were not fully passed through in selling price.

Year ended December 31, 2020 compared to 2019

Net sales decreased primarily due to the pass-through of lower aluminum costs, partially offset by $16 related to the impact of favorable foreign currency translation.
Segment income increased primarily due to improved operational performance and cost savings.

Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. In 2020, however, industry volumes decreased due to the impact of the coronavirus pandemic. In 2021, industry volumes began to recover, however, from time to time the Company was subject to various lockdown and movement control orders in various countries. The Company began commercial production at a one-line beverage can plant in Nong Khae, Thailand in 2020, a new one-line beverage can plant in Vung Tau, Vietnam in 2020 and on a second line in the Hanoi, Vietnam beverage can plant in 2021. Additionally, the Company expects to commercialize production on a third beverage can line in Phnom Penh, Cambodia during 2022.

Net sales and segment income in the Asia Pacific segment were as follows:

	2021	2020	2019
Net sales	$1,322	$1,168	$1,290
Segment income	182	175	194

Year ended December 31, 2021 compared to 2020

Net sales increased due to 6% higher sales unit volumes, the pass-through of higher aluminum costs, and $13 from the impact of favorable foreign currency translation.

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

Transit Packaging

The Transit Packaging segment includes the Company's global industrial and protective solutions and equipment and tools businesses. Industrial and protective solutions includes steel strap, plastic strap and industrial film and other related products that are used in a wide range of industries, and transit protection products used for a wide range of industrial and consumer products. Equipment and tools includes manual, semi-automatic and automatic equipment and tools used in end-of-line operations to apply industrial solutions consumables.

Net sales and segment income in the Transit Packaging segment were as follows:

	2021	2020	2019
Net sales	$2,530	2,018	$2,274
Segment income	318	254	290

Year ended December 31, 2021 compared to 2020

Net sales increased due to higher sales unit volumes, the pass-through of higher raw material prices and $36 from the impact of favorable foreign currency translation.

Segment income increased primarily due higher unit volumes and $6 from the impact of favorable foreign currency translation, partially offset by higher operating costs.

Year ended December 31, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the impact of the coronavirus pandemic, the pass-through of lower raw material prices and $10 from the impact of unfavorable foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes, partially offset by the impact of cost reduction initiatives.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. In 2021, the Company commenced operations at a new food can plant in Dubuque, Iowa and on a new food can line in its Hanover, Pennsylvania plant. Additionally, the Company will add a third two-piece food can line to its Owatonna, Minnesota plant in 2022.

Net sales and segment income in Other were as follows:

	2021	2020	2019
Net sales	$1,258	$1,168	$1,129
Segment income	144	114	120

Year ended December 31, 2021 compared to 2020

Net sales increased primarily due to higher sales in the Company's beverage can equipment operations and the North America food can business, the pass-through of higher tinplate costs, and $12 from the impact of favorable foreign currency translation.

Segment income increased primarily due to lower tinplate carryover costs in the Company's North America food can business as compared to the year-ended December 31, 2020 and higher sales in the Company's beverage can equipment operations and North America food can business.

Crown Holdings, Inc.

Year ended December 31, 2020 compared to 2019

Net sales increased as higher sales in the Company's beverage can equipment operations and 9% higher sales unit volumes in the Company's North America food can business were partially offset by lower shipments in the Company's North America aerosol can business, the pass-through of lower tinplate costs and $8 from the impact of unfavorable foreign currency translation. The Company's North America food can business benefited from more at-home meal preparation during the coronavirus pandemic.

Segment income decreased primarily due to $16 arising from the carryover of higher tinplate costs from the prior year-end inventory and lower shipments in the Company's North America aerosol can business, partially offset by higher sales in the Company's beverage can equipment operations and higher sales unit volumes in the Company's North America food can business.

Corporate and unallocated

	2021	2020	2019
Corporate and unallocated	$(159)	$(170)	$(162)

Corporate and unallocated costs increased from 2019 to 2020 and decreased from 2020 to 2021 primarily due to higher incentive compensation costs in 2020.

OTHER PENSION AND POSTRETIREMENT

Other pension and postretirement increased from $43 in 2020 to $1,515 in 2021 primarily related to the settlement of the Company's U.K. pension plan obligations. The Company entered into a transaction to irrevocably transfer its U.K. pension plan obligations to an insurer in 2021 to eliminate the cash flow and earnings risk associated with the plan. See Note R for more information regarding the settlement of the U.K. pension plan obligation.

INTEREST EXPENSE

Interest expense decreased from $290 in 2020 to $253 in 2021 primarily due to lower outstanding debt balances.

Interest expense decreased from $367 in 2019 to $290 in 2020 primarily due to lower outstanding debt balances and lower interest rates.

TAXES ON INCOME

The Company's effective income tax rates were as follows:

	2021	2020	2019
Income before income taxes	$(419)	$725	$631
Provision (benefit) for income taxes	(57)	199	136
Effective income tax rate	13.6%	27.4%	21.6%

The effective tax rate in 2021 included tax charges of $42 in continuing operations for reorganizations and other transactions required to prepare the European Tinplate business for sale. Additionally, the Company recorded an income tax charge of $44 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. The Company believes that it is more likely than not that these tax loss carryforwards will not be utilized after the sale of the European Tinplate business. See Note B for more information regarding the sale of the European Tinplate business.

In 2021, the Company also recorded a tax benefit of $18 related to a deferred tax valuation allowance release resulting from improved profitability in a Transit Packaging corporate entity. Additionally, the Company also recorded income tax benefits of $8, primarily related to tax law changes in India, Turkey and the U.K.

The effective tax rate in 2020 included a benefit of $36 related to a deferred tax valuation allowance release resulting from an internal reorganization in Transit Packaging and a benefit of $9 arising from tax law changes in India, partially offset by a charge of $15 to settle a tax contingency in Transit Packaging that arose from a transaction that occurred prior to its acquisition of Signode by the Company in 2018.

For additional information regarding income taxes, see Note S to the consolidated financial statements.

Crown Holdings, Inc.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interest increased from $108 in 2020 to $148 in 2021 primarily due to higher earnings in the Company's beverage can operations in Brazil, including a favorable court ruling in a lawsuit brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by local tax authorities for direct and indirect taxes paid in prior years.

Net income attributable to noncontrolling interest decreased from $113 in 2019 to $108 in 2020 primarily due to higher income in Brazil in 2019 related to a favorable court ruling for one of the Company's Brazilian subsidiaries related to indirect taxes.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities decreased from $1,315 in 2020 to $905 in 2021 primarily due to changes in working capital and $236 in pension contributions, primarily related to the contribution required to fully settle the U.K. pension plan obligation. The Company expects $110 of the cash contribution to be repaid as the pension plan sells its remaining illiquid assets during 2022 and 2023. See Note R for more information regarding the settlement of the U.K. pension plan obligation.

Receivables increased from $1,522 at December 31, 2020 to $1,889 at December 31, 2021 primarily due to higher selling price and sales unit volumes. Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 38 at December 31, 2020 to 37 at December 31, 2021.

Inventories increased from $1,263 at December 31, 2020 to $1,735 at December 31, 2021 primarily due to inflation and market growth. Inventory turnover was 59 days at December 31, 2020 and December 31, 2021.

Accounts payable increased from $2,141 at December 31, 2020 to $2,901 at December 31, 2021 primarily due to inflation and market growth. Days outstanding for trade payables increased from 100 days at December 31, 2020 to 112 days at December 31, 2021.

INVESTING ACTIVITIES

Investing activities used cash of $535 in 2020 and provided cash of $1,507 in 2021 primarily due to the proceeds received from the sale of the European Tinplate business, partially offset by increased capital expenditures related to capacity expansion projects in the Americas Beverage segment.

The Company currently expects capital expenditures in 2022 to be approximately $1 billion.

At December 31, 2021, the Company had approximately $137 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Cash used for financing activities increased from $239 in 2020 to $2,944 in 2021 primarily due to the early redemption of senior notes due in 2022 and 2023. The Company paid premiums of $64 in connection with the redemptions. See Note M for more information. Additionally, in 2021, the Company repurchased $950 of its shares of common stock and paid dividends to shareholders of $105. In 2021 the Company also had an outflow of $25 from foreign exchange derivatives related to debt compared to an inflow of $43 in 2020.

LIQUIDITY

As of December 31, 2021, $480 of the Company's $531 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $438 was held by subsidiaries for which earnings are considered indefinitely reinvested. If such earnings were repatriated the Company may be required to record incremental foreign taxes on the repatriated funds.

Crown Holdings, Inc.

The Company's revolving credit agreements provide capacity of $1,650. As of December 31, 2021, the Company had available capacity of $1,535 under its revolving credit facilities. The Company could have borrowed this amount at December 31, 2021 and still have been in compliance with its leverage ratio covenants.

The ratio of total debt, less cash and cash equivalents, to total capitalization was 71% and 73% at December 31, 2021 and 2020. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.0 to 1.0 at December 31, 2021 was in compliance with the covenant requiring a ratio no greater than 5.0 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2022.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $500 that expires in July 2023, a securitization facility with a program limit of $200 that expires in December 2023, and a securitization facility with a program limit of $150 that expires in November 2025. The Company accounts for transfers under these facilities as sales as further discussed in Note D to the consolidated statements.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

Cash payments required for purchase obligations, long-term debt maturities and interest payments and projected pension contributions in effect at December 31, 2021, are summarized in the following table.

	Payments Due by Period
	2022	2023	2024	2025	2026	2027 & after	Total
Purchase obligations (1)	$3,772	$3,124	$3,040	$1,835	$1,032	$1,072	$13,875
Long-term debt	136	1,144	1,969	715	2,217	40	6,221
Interest on long-term debt (2)	180	169	143	114	43	3	652
Projected pension contributions (3)	27	28	15	16	29	—	115
Total	$4,115	$4,465	$5,167	$2,680	$3,321	$1,115	$20,863
All amounts due in foreign currencies are translated at exchange rates as of December 31, 2021.
(1) These purchase commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.
(2) Interest on long-term debt represents the interest that will accrue by year based on debt outstanding and interest rates in effect as of December 31, 2021.
(3) Pension projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover and therefore projected contributions been provided for only five years.

Long-term debt payments due in 2023 include the Company's €335 ($381) 2.25% senior notes in February 2023 and its €550 ($626) 0.75% senior notes in February 2023. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

Crown Holdings, Inc.

The Company also has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note P to the consolidated financial statements.

Supplemental Guarantor Financial Information

As disclosed in Note M, the Company and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of senior notes and debentures issued by other 100% directly or indirectly owned subsidiaries. These senior notes and debentures are fully and unconditionally guaranteed by the Company and substantially all of its subsidiaries in the U.S., except in the case of the Company’s outstanding senior notes issued by Crown Cork & Seal Company, Inc., which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

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

The following tables present summarized financial information related to the senior notes issued by the Company’s subsidiary debt issuers and guarantors on a combined basis for each issuer and its guarantors (together, an “obligor group”) after elimination of (i) intercompany transactions and balances among the Parent and the guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor. Crown Cork Obligor group consists of Crown Cork & Seal Company, Inc. and the Parent. Crown Americas Obligor group consists of Crown Americas LLC, Crown Americas Capital Corp. V, Crown Americas Capital Corp. VI, the Parent, and substantially all of the Company’s subsidiaries in the U.S.

Crown Cork Obligor Group

December 31, 2021
Net sales	$—
Gross Profit	—
Income from operations	(9)
Net income from continuing operations[1]	(83)
Net income attributable to Crown Holdings[2]	(109)
(1) Includes $35 of expense related to intercompany interest with non-guarantor subsidiaries.
(2) Includes $26 of expense for discontinued operations

Crown Holdings, Inc.

December 31, 2021
Current assets	$7
Non-current assets	27
Current liabilities	72
Non-current liabilities[1]	5,286
(1) Includes payables of $4,560 due to non-guarantor subsidiaries

Crown Americas Obligor Group

December 31, 2021
Net sales[1]	$4,520
Gross profit[2]	721
Income from operations[2]	274
Net income from continuing operations[3]	124
Net income attributable to Crown Holdings[4]	86
(1) Includes $458 of sales to non-guarantor subsidiaries
(2) Includes $46 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $27 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries
(4) Includes $38 of expense for discontinued operations

December 31, 2021
Current assets[1]	$1,078
Non-current assets[2]	3,495
Current liabilities[3]	1,330
Non-current liabilities[4]	4,761
(1) Includes receivables of $48 due from non-guarantor subsidiaries
(2) Includes receivables of $180 due from non-guarantor subsidiaries
(3) Includes payables of $35 due to non-guarantor subsidiaries
(4) Includes payables of $1,397 due to non-guarantor subsidiaries

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

The table below provides information in U.S. dollars as of December 31, 2021 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
Euro/Sterling	$359	$(7)	1.16
Euro/U.S. dollars	167	1	0.88
U.S. dollars/Brazilian real	97	(1)	0.18
U.S. dollars/Euro	47	2	1.18
Singapore dollars/U.S. dollars	92	1	1.36
Euro/Swiss francs	88	—	0.97
Euro/Swedish krona	44	—	0.10
Euro/Danish krone	42	—	0.13
Sterling/U.S. dollars	33	—	0.74
U.S. dollars/Thai baht	31	—	0.03
Turkish lira/U.S. dollars	22	(5)	10.35
Euro/Polish zloty	21	—	0.21
	$1,043	$(9)

At December 31, 2021, the Company had additional contracts with an aggregate notional value of $44 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian ringgit, Indonesian rupiah, and Hong Kong dollar; European currencies, including the Hungarian florint; the Australian dollar; and the New Zealand dollar. The aggregate fair value of these contracts was a gain of $1.

At December 31, 2021, the Company had cross-currency swaps with an aggregate notional values of $875. The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary and mature in 2026. The fair value of these contracts at December 31, 2021 was a net gain of $49.

Total future payments of long-term debt obligations at December 31, 2021 include $2,905 of U.S. dollar-denominated debt, $3,287 of euro-denominated debt and $29 of debt denominated in other currencies.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. As of December 31, 2021, the Company had $1.4 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax

The Company uses various raw materials, such as aluminum and steel in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2021, consumption of aluminum and steel represented 43% and 8% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost

Crown Holdings, Inc.

increases, reducing operating income in the near term. As of December 31, 2021, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $261 and a net gain of $38. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

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

Asbestos Liabilities

The Company’s potential liability for asbestos cases is uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the nature of future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the alleged link to Crown Cork), the terms of settlements of other defendants with asbestos-related liabilities, bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants) and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). See Note O to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

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

Crown Holdings, Inc.

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

In recent years, a higher percentage of Crown Cork’s settlements have related to claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future relate to serious diseases and are therefore valued at higher dollar amounts. As of December 31, 2021, more than 90% of the projected future claims in the Company’s accrual calculation relate to claims alleging serious diseases such as mesothelioma.

The five year average settlement cost per claim was $14,400 in 2019, $13,100 in 2020 and $13,000 in 2021. Although the five year average settlement cost per claim decreased in 2021, if Crown Cork continues to settle a high percentage of claims alleging serious disease at higher dollar amounts, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2021 by $24. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2021 by $50. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2021 by $45.

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
The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on an average of the estimated fair values calculated using both market and income approaches. The Company uses an average of the two methods in estimating fair value because it believes they both provide an appropriate fair value for the reporting units. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the market approach, the Company utilizes significant assumptions relating to EBITDA multiples used in recent similar transactions, if any, and EBITDA multiples of similar type and size public companies. The appropriate multiple is applied to the respective financial results of the reporting unit to obtain an estimated fair value.
Under the income approach, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include moderate to no growth assumptions, depending on the reporting unit, unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the consumer and industrial packaging industries, which information is available through various sources, adjusted for specific risk premiums for each reporting unit.
The Company completed its annual review for 2021 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur.
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

Crown Holdings, Inc.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $1,567, including settlement and curtailment charges of $1,520 and expense of $4 recorded in Net income from discontinued operations, in 2021 and currently projects its 2022 pension expense to be $31, using foreign currency exchange rates in effect at December 31, 2021. The Company uses the spot yield curve approach to estimate the service and interest cost components of pension and postretirement benefits expense by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, projected future outlook of each asset class, inflation assumptions and the expected net value from active management of the assets based on actual results.

The U.S. plan’s assumed rate of return was 5.7 % in 2021 and is 6.6 % for 2022. A 0.25% change in the expected rates of return would change 2022 pension expense by approximately $4.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarial determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves to the extent that the underlying markets were not deemed sufficiently developed. A 0.25% change in the discount rates from those used at December 31, 2021 would change 2022 pension expense by approximately $2 and postretirement expense by less than $1. A 0.25% change in the discount rates from those used at December 31, 2021 would have changed the pension benefit obligation by approximately $50 and the postretirement benefit obligation by approximately $3 as of December 31, 2021. See Note R to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2021, the Company had pre-tax unrecognized net losses in other comprehensive income of $814 related to its pension plans and $21 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2021 included charges of $91 for the amortization of unrecognized net losses, and the Company estimates charges of $52 in 2022. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 6 - 16 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2022 by $6. A decrease of 10% in the number of years would increase the estimated 2022 charge by $7.

RECENT ACCOUNTING GUIDANCE

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

Crown Holdings, Inc.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the impact of Brexit; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates, and applicable tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss or foreign tax credit carryforwards); the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of state legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities); the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any actual or potential dispositions, acquisitions or other strategic realignments (such as the Company's recently completed divestiture of its European Tinplate business), which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to protect its information technology systems from attacks or catastrophic failure; the strength of the Company’s cyber-security (including with respect to human vulnerabilities associated with cyber-security risks); the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; the impact of overcapacity on the end-markets the Company serves; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; the impact of natural disasters, including in emerging markets; the impact of the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain, mitigate, or vaccinate against it; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisphenol-A; the impact of the Company’s recent initiatives to generate additional cash, including the reduction of working capital levels and capital spending; the impact of the Company's comprehensive Board-led review of its portfolio and capital allocation/return; the ability of the Company to realize cost savings from its restructuring

Crown Holdings, Inc.

programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; the impact of existing and future legislation regarding the taxation of sugar-sweetened beverages or energy drinks, the impact of tariffs and potential limits on steel supply in the U.S. from certain foreign countries; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. In March 2021, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. At December 31, 2021, the Company does have contracts that are indexed to LIBOR, including certain of its term loan facilities, and continues to monitor this activity and evaluate the related risks. The LIBOR to SOFR transition is not expected to have a material impact on the Company's consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Crown Holdings, Inc.

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

Goodwill Impairment Assessments - North America Food and Transit Reporting Units

As described in Notes A and F to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.0 billion as of December 31, 2021, a portion of which relates to the North America Food and Transit reporting units. Management performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Management determines the estimated fair value of the reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions relating to revenue and Adjusted EBITDA (defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) margin growth rates, discount rates, and terminal year exit multiples. As disclosed by management, under the market approach, management utilizes significant assumptions relating to EBITDA multiples used in recent similar transactions, if any, and EBITDA multiples of similar type and size public companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the North America Food and Transit reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the North America Food and Transit reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and Adjusted EBITDA margin growth rates, discount rates, terminal year exit multiple and EBITDA multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the determination of the fair value of the North American Food and Transit reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value of the North America Food and Transit reporting units; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the aforementioned significant assumptions used by management. Evaluating management’s significant assumptions related to revenue and Adjusted EBITDA margin growth rates involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s income and market approaches and the evaluation of the reasonableness of the discount rate, terminal year exit multiple and EBITDA multiple significant assumptions.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 28, 2022

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2021	2020	2019
Net sales	$11,394	$9,392	$9,559
Cost of products sold, excluding depreciation and amortization	9,029	7,359	7,575
Depreciation and amortization	447	422	431
Selling and administrative expense	583	533	556
Restructuring and other	(28)	30	(30)
Income from operations	1,363	1,048	1,027
Loss from early extinguishments of debt	68	—	27
Other pension and postretirement	1,515	43	10
Interest expense	253	290	367
Interest income	(9)	(8)	(15)
Foreign exchange	(45)	(2)	7
(Loss) / income from continuing operations before income taxes and equity in net earnings of affiliates	(419)	725	631
(Benefit from) / provision for income taxes	(57)	199	136
Equity in net earnings of affiliates	3	6	5
Net (loss) / income from continuing operations	(359)	532	500
Net (loss) / income from discontinued operations	(52)	156	125
Net (loss) / income	(411)	688	625
Net income from continuing operations attributable to noncontrolling interests	148	108	113
Net income from discontinued operations attributable to noncontrolling interests	1	1	2
Net (loss) / income attributable to Crown Holdings	$(560)	$579	$510

Net (loss) / income from continuing operations attributable to Crown Holdings	(507)	424	387
Net (loss) / income from discontinued operations attributable to Crown Holdings	(53)	155	123
Net (loss) / income attributable to Crown Holdings	$(560)	$579	$510

Earnings per common share attributable to Crown Holdings:
Basic (loss) / earnings per common share from continuing operations	(3.89)	3.18	2.89
Basic (loss) / earnings per common share from discontinued operations	(0.41)	1.16	0.92
Basic	$(4.30)	$4.34	$3.81

Diluted (loss) / earnings per common share from continuing operations	(3.89)	3.15	2.87
Diluted (loss) / earnings per common share from discontinued operations	(0.41)	1.15	0.91
Diluted	$(4.30)	$4.30	$3.78

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2021	2020	2019
Net (loss) / income	$(411)	$688	$625
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	601	(88)	150
Pension and other postretirement benefits	696	(15)	84
Derivatives qualifying as hedges	(2)	46	11
Total other comprehensive income / (loss)	1,295	(57)	245
Total comprehensive income	884	631	870
Net income attributable to noncontrolling interests	149	109	115
Translation adjustments attributable to noncontrolling interests	(1)	3	1
Derivatives qualifying as hedges attributable to noncontrolling interests	1	2	1
Comprehensive income attributable to Crown Holdings	$735	$517	$753

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2021	2020
Assets
Current assets
Cash and cash equivalents	$531	$1,173
Receivables, net	1,889	1,522
Inventories	1,735	1,263
Prepaid expenses and other current assets	243	202
Current assets held for sale	97	743
Total current assets	4,495	4,903

Goodwill	3,007	3,146
Intangible assets, net	1,525	1,755
Property, plant and equipment, net	4,036	3,652
Operating lease right-of-use assets, net	191	171
Other non-current assets	604	885
Non-current assets held for sale	—	2,179
Total assets	$13,858	$16,691

Liabilities and equity
Current liabilities
Short-term debt	$75	$104
Current maturities of long-term debt	135	67
Current portion of operating lease liabilities	42	43
Accounts payable	2,901	2,141
Accrued liabilities	966	946
Current liabilities held for sale	14	981
Total current liabilities	4,133	4,282

Long-term debt, excluding current maturities	6,052	8,023
Postretirement and pension liabilities	497	685
Non-current portion of operating lease liabilities	150	132
Other non-current liabilities	696	766
Non-current liabilities held for sale	—	199
Commitments and contingent liabilities (Note P)

Equity

Noncontrolling interests	418	406

Preferred stock, authorized: 30,000,000; none issued (Note T)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note T)	929	929
Additional paid-in capital	—	179
Accumulated earnings	3,180	4,538
Accumulated other comprehensive loss	(1,898)	(3,193)
Treasury stock at par value (2021 - 59,612,273 shares; 2020 - 50,943,042 shares)	(299)	(255)
Crown Holdings shareholders’ equity	1,912	2,198
Total equity	2,330	2,604
Total liabilities and equity	$13,858	$16,691
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2021	2020	2019
Cash flows from operating activities
Net (loss) / income	$(411)	$688	$625
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	463	481	490
Restructuring and other	(26)	34	(26)
Loss from disposal of discontinued operations	101	—	—
Goodwill impairment	—	—	25
Pension expense	1,567	92	66
Pension contributions	(236)	(27)	(23)
Stock-based compensation	33	32	29
Loss from early extinguishments of debt	68	—	27
Deferred income taxes	(248)	33	(35)
Changes in assets and liabilities:
Receivables	(590)	(186)	60
Inventories	(609)	(2)	61
Accounts payable and accrued liabilities	873	121	(87)
Other, net	(80)	49	(49)
Net cash provided by operating activities	905	1,315	1,163
Cash flows from investing activities
Capital expenditures	(816)	(587)	(432)
Proceeds from sale of discontinued operations, net of cash disposed	2,255	—	—
Proceeds from sale of property, plant and equipment	44	16	39
Net investment hedges	25	28	23
Other	(1)	8	(4)
Net cash provided by / (used for) investing activities	1,507	(535)	(374)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	12	29	(10)
Proceeds from long-term debt	144	110	2,216
Payments of long-term debt	(1,834)	(269)	(2,845)
Premiums paid to retire debt	(64)	—	—
Debt issuance costs	—	—	(18)
Foreign exchange derivatives related to debt	(25)	43	(16)
Finance lease payments	(2)	(3)	(15)
Dividends paid to noncontrolling interests	(122)	(87)	(101)
Contribution from noncontrolling interests	—	2	6
Dividends paid to shareholders	(105)	—	—
Common stock issued	2	2	4
Common stock repurchased	(950)	(66)	(7)
Net cash used for financing activities	(2,944)	(239)	(786)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(113)	34	1
Net change in cash, cash equivalents and restricted cash	(645)	575	4
Cash, cash equivalents and restricted cash at January 1	1,238	663	659
Cash, cash equivalents and restricted cash at December 31	$593	$1,238	$663
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2019	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			510			510	115	625
Other comprehensive income				243		243	2	245
Dividends paid to noncontrolling interests						—	(101)	(101)
Contribution from noncontrolling interests						—	10	10
Sale of noncontrolling interests		(3)				(3)	4	1
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		29				29		29
Common stock issued		4				4		4
Common stock repurchased		(7)				(7)		(7)
Balance at December 31, 2019	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092
Net income			579			579	109	688
Other comprehensive (loss) / income				(62)		(62)	5	(57)
Dividends paid to noncontrolling interests						—	(87)	(87)
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		32				32		32
Common stock issued		2				2		2
Common stock repurchased		(60)			(6)	(66)		(66)
Balance at December 31, 2020	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
Net (loss) / income			(560)			(560)	149	(411)
Other comprehensive income				1,295		1,295		1,295
Dividends paid to shareholders			(105)			(105)		(105)
Dividends paid to noncontrolling interests						—	(122)	(122)
Restricted stock awarded		(3)	—		2	(1)		(1)
Stock-based compensation		17	16			33		33
Common stock issued		2				2		2
Common stock repurchased		(195)	(709)		(46)	(950)		(950)
Disposition of subsidiary with noncontrolling interests(1)						—	(15)	(15)
Balance at December 31, 2021	$929	$—	$3,180	$(1,898)	$(299)	$1,912	$418	$2,330
(1) Relates to the sale of the European Tinplate business. See Note B for further details.
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

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods and industrial products. The Company's consumer packaging solutions primarily support the beverage and food industries through the sale of aluminum and steel cans. The Company's packaging for industrial products includes steel and plastic consumables and equipment, paper-based protective packaging, and plastic film consumables and equipment, which are sold into the metals, food and beverage, construction, agricultural, corrugated and general industries.

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

Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. The proportionate share of the net income / (loss) resulting from these investments is reported in Equity in net earnings of affiliates in the Consolidated Statement of Operations. The carrying value of the Company's equity method investments are reported in Other non-current assets in the Consolidated Balance Sheets. Equity method investments are reported at cost and adjusted each period for the Company's share of the investee's income or loss and dividends paid, if any. The Company assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Other investments are carried at cost.

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

Revenue Recognition. The majority of the Company’s revenues from metal packaging products are derived from multi-year requirement contracts with leading manufacturers and marketers of packaged consumer products for can sets, comprising a can and an end. As requirement contracts do not typically include fixed volumes, customers often purchase products pursuant to purchase orders or other communications which are short-term in nature. The can and the end are considered separate performance obligations because they are distinct and separately identifiable. Revenues from Transit Packaging are generally derived from individual purchase orders which may include multiple goods and services which are separate performance obligations because they are distinct and separately identifiable.

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

Goodwill and Intangible Assets. Assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is carried at cost and reviewed for impairment annually in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Goodwill is allocated to the reporting units at the time of each acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Further quantitative assessment may then be required. The quantitative assessment involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value of each reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions, including revenue and Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) margin growth rates, discount rates and terminal year exit multiples. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit to its fair value, not to exceed the carrying amount of goodwill.

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

Crown Holdings, Inc.
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

Derivatives and Hedging. All outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items impact earnings or the forecasted transactions become probable of not occurring. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

Research and Development. Research, development and engineering costs of $47 in 2021, $48 in 2020, and $50 in 2019 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

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

B. Divestitures

On August 31, 2021, the Company completed the sale (the “Transaction”) of its European Tinplate business (the “Business”) to Kouti B.V., an affiliate of KPS Capital Partners LP. The Business comprised the Company’s European Food segment and its European Aerosol and Promotional Packaging reporting unit which was previously reported in Other. The Company received pre-tax proceeds of approximately €1.9 billion ($2.3 billion) from the Transaction and received a 20% minority interest in the Business. Proceeds from the Transaction, along with cash provided by operating activities, were used to fund capital projects, repurchase Company stock and to redeem certain of the Company's senior notes as further described in Note M.

Crown Holdings, Inc.
The Company recorded a pre-tax loss of $101, including $553 of currency translation adjustments which were reclassified from accumulated other comprehensive income upon completion of the sale. The Company also recorded income tax charges of $81 related to taxable gains on the sale of the Business.

Major components of net (loss) / income from discontinued operations were as follows:

For the Years Ended December 31	2021	2020	2019
Net sales	$1,585	$2,183	$2,106
Cost of products sold, excluding depreciation and amortization	1,301	1,823	1,774
Depreciation and amortization	16	59	59
Selling and administrative expense	60	81	75
Restructuring and other	2	4	4
Goodwill impairment	—	—	25
Other pension and postretirement	1	2	3
Interest expense	6	10	11
Interest income	—	—	(2)
Foreign exchange	—	3	2
Loss on sale of discontinued businesses	101	—	—
Transaction costs	34	—	—
Income from discontinued operations before tax	64	201	155
Provision for income taxes	116	45	30
Net (loss) / income from discontinued operations	(52)	156	125
Net income from discontinued operations attributable to noncontrolling interests	1	1	2
Net (loss) / income from discontinued operations attributable to Crown Holdings	$(53)	$155	$123

Major classes of assets and liabilities of the Business classified as held for sale at December 31, 2020 were as follows:

Crown Holdings, Inc.

Receivables, net	$281
Inventories	410
Prepaid expenses and other current assets	30
Total current assets held for sale	$721

Goodwill	$1,447
Intangible assets, net	125
Property, plant and equipment, net	546
Operating lease right-of-use assets, net	43
Other non-current assets	17
Total non-current assets held for sale	$2,178

Short-term debt	$17
Current portion of operating lease liabilities	12
Accounts payable	725
Accrued liabilities	227
Total current liabilities held for sale	$981

Postretirement and pension liabilities	$77
Non-current portion of operating lease liabilities	32
Other non-current liabilities	90
Total non-current liabilities held for sale	$199

The table above excludes assets held for sale unrelated to the Business that are not material for disclosure.

The capital expenditures of the Business were as follows:

For the Years Ended December 31	2021	2020	2019
Capital expenditures	$29	$33	$41

The Company accounted for the minority interest received in the Business under the equity method. The Company's share of income of the Business was a loss of $8 for the year ended December 31, 2021.

In October 2021, the Company signed an agreement to sell a Transit Packaging business for approximately $180. The transaction is subject to customary regulatory approvals and is expected to close in the second quarter of 2022. The Company expects to record an after tax gain of approximately $100 related to the transaction. The assets and liabilities of this business are classified as held for sale as of December 31, 2021. The transaction will not represent a strategic shift that will have a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation.

Crown Holdings, Inc.
C. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statements of Cash Flows were as follows:

	2021	2020
Cash and cash equivalents	$531	$1,173

Restricted cash included in prepaid expenses and other current assets	61	64
Restricted cash included in other non-current assets	1	1
Total restricted cash	62	65

Total cash, cash equivalents and restricted cash	$593	$1,238

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D. Receivables

	2021	2020
Accounts receivable	$1,289	$1,084
Less: allowance for credit losses	(20)	(20)
Net trade receivables	1,269	1,064
Unbilled receivables	325	248
Miscellaneous receivables	295	210
	$1,889	$1,522

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

As of December 31, 2021 and 2020, the Company derecognized receivables of $1,011 and $852 related to the facilities.

The Company recorded expenses related to the facilities for the years ended December 31, 2021, 2020 and 2019 of $13 as interest expense.

E. Inventories

	2021	2020
Raw materials and supplies	$1,094	$800
Work in process	120	89
Finished goods	521	374
	$1,735	$1,263

Crown Holdings, Inc.
F. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020 were as follows:

	Americas Beverage	European Beverage	Transit Packaging	Other	Total
Balance at January 1, 2020	$865	$534	$1,509	$184	$3,092
Foreign currency translation	(26)	26	52	2	54
Balance at December 31, 2020	839	560	1,561	186	3,146
Held for sale reclassification	—	—	(58)	—	(58)
Foreign currency translation	(14)	(25)	(42)	—	(81)
Balance at December 31, 2021	$825	$535	$1,461	$186	$3,007

Goodwill reclassified to current assets held for sale during 2021 related to the expected sale of a Transit Packaging business. See Note B for more information.

The carrying amount of goodwill at December 31, 2021 and 2020 was net of the following accumulated impairments:

	Americas Beverage	European Beverage	Other	Total
Accumulated impairments	$29	$73	$11	$113

G. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	December 31, 2021			December 31, 2020
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,363	$(443)	$920	$1,413	$(346)	$1,067
Trade names	544	(86)	458	565	(65)	500
Technology	158	(88)	70	165	(67)	98
Long term supply contracts	137	(63)	74	142	(55)	87
Patents	15	(12)	3	13	(10)	3
	$2,217	$(692)	$1,525	$2,298	$(543)	$1,755

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $165, $162 and $169.

During the year-ended December 31, 2021, $13 of intangible assets related to the expected sale of a Transit Packaging business were reclassified to current assets held for sale. See Note B for more information.
Annual amortization expense is estimated to be $165 for 2022 and 2023, $154 for 2024, $147 for 2025, and $138 for 2026.

Crown Holdings, Inc.
H. Property, Plant and Equipment

	2021	2020
Buildings and improvements	$1,226	$1,137
Machinery and equipment	5,372	4,965
Land and improvements	208	223
Construction in progress	612	483
	7,418	6,808
Less: accumulated depreciation and amortization	(3,382)	(3,156)
	$4,036	$3,652

I. Leases

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Operating lease costs:
Operating lease cost	$48	$39	$36
Short-term lease cost	3	5	4
Total operating lease costs	$51	$44	$40

Finance lease cost:
Amortization of right-of-use assets	$1	$1	$1
Total finance lease costs	$1	$1	$1

Variable operating lease costs were $3 for each of the years ended December 31, 2021, 2020, and 2019. Interest on finance lease liabilities was less than $1 for each of the years ended December 31, 2021, 2020, and 2019.
Supplemental cash flow information related to leases was as follows:

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51	$44	$38
Financing cash flows from finance leases	2	3	15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$73	$42	$22
Supplemental balance sheet information related to finance leases was as follows:

	2021	2020
Finance leases:
Property, plant and equipment	$26	$28
Accumulated depreciation	(2)	(2)
Property, plant and equipment, net	$24	$26

Accrued liabilities	$2	$2
Other non-current liabilities	8	10
Total finance lease liabilities	$10	$12

Crown Holdings, Inc.
The weighted average remaining lease term and weighted average discount rates for each year were as follows:

	2021	2020
Weighted average remaining lease term (years):
Operating leases	10.8	10.4
Finance leases	5.7	6.6
Weighted average discount rate:
Operating leases	4.3%	4.4%
Finance leases	3.2%	3.4%
Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$42	$2
2023	33	2
2024	26	2
2025	22	2
2026	18	2
Thereafter	112	1
Total lease payments	253	11
Less imputed interest	(61)	(1)
	$192	$10

At December 31, 2021, the Company did not have material lease commitments that had not commenced.

J. Other Non-Current Assets

	2021	2020
Pension assets	$158	$532
Deferred taxes	150	235
Investments	161	24
Fair value of derivatives	51	11
Other	84	83
	$604	$885

K. Accrued Liabilities

	2021	2020
Salaries and employee benefits	$169	$182
Accrued taxes, other than on income	104	117
Income taxes	101	81
Accrued interest	47	85
Fair value of derivatives	32	26
Asbestos liabilities	25	25
Pension and postretirement liabilities	25	21
Restructuring	4	12
Other	459	397
	$966	$946

Crown Holdings, Inc.
L.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	2021	2020	2019
Other (income) / costs	$(42)	$9	$(41)
Asset sales and impairments	(20)	2	(7)
Restructuring	29	19	18
Asbestos	5	—	—
	$(28)	$30	$(30)

2021 Activity

Other (income) / costs included gains of $30 arising from a favorable court ruling in a lawsuit brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by local tax authorities for indirect taxes paid in prior years.

Asset sales and impairments included gains on various asset sales.

Restructuring primarily includes charges related to relocation of the Transit Packaging headquarters and headcount reductions across segments. The Company continues to identify cost reduction initiatives in its businesses and it is possible that the Company may record additional restructuring charges in the future.

See Note O for more information on the Company's provision for asbestos.

2020 Activity

Restructuring costs included charges of $19 related to an internal reorganization and headcount reductions within the Transit Packaging segment.

2019 Activity

Other costs / (income) of $41 included gains of $50 arising from favorable court rulings related to the recovery of indirect taxes paid in prior years by certain of the Company's Brazilian subsidiaries and a charge of $7 related to the settlement of a litigation matter related to Transit Packaging that arose prior to its acquisition by the Company in 2018.

Restructuring costs included charges of $14 for termination benefits related to headcount reductions across the Company, including $10 related to headcount reductions in the Company's European Beverage and Transit Packaging segments.

Asset sales and impairments included gains of $13 related to asset sales partially offset by a charge of $6 related to a fire at a production facility in Asia.

Restructuring charges by segment were as follows:

	2021	2020	2019
Americas Beverage	$—	$—	$1
European Beverage	3	—	—
Asia Pacific	1	1	3
Transit Packaging	19	19	6
Other	3	(1)	5
Corporate	3	—	3
	$29	$19	$18

Restructuring charges by type were as follows:

Crown Holdings, Inc.

	2021	2020	2019
Termination benefits	$10	$8	$14
Other exit costs	19	11	4
	$29	$19	$18

M.    Debt

	2021		2020
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$75	$75	$104	$104

Long-term debt
Senior secured borrowings:
Revolving credit facilities	50	50	—	—
Term loan facilities
U.S. dollar due 2024	1,002	997	1,029	1,023
Euro due 2024[1]	344	344	387	387
Senior notes and debentures:
€650 at 4.0% due 2022	—	—	794	791
U. S. dollar at 4.50% due 2023	—	—	1,000	997
€335 at 2.25% due 2023	381	380	409	407
€550 at 0.75% due 2023	626	624	671	666
€600 at 2.625% due 2024	683	680	733	729
€600 at 3.375% due 2025	683	679	733	728
U.S. dollar at 4.25% due 2026	400	396	400	396
U.S. dollar at 4.75% due 2026	875	867	875	865
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	570	565	610	603
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies:
Fixed rate with rates in 2021 from 2.7% to 7.8% due through 2026	189	189	97	97
Variable rate with average rates in 2021 from 1.9% to 3.6% due through 2026	28	28	13	13
Total long-term debt	6,221	6,187	8,141	8,090
Less: current maturities	(136)	(135)	(67)	(67)
Total long-term debt, less current maturities	$6,085	$6,052	$8,074	$8,023
(1) €303 and €317 at December 31, 2021 and 2020

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $6,548 at December 31, 2021 and $8,617 at December 31, 2020.

In October 2021, the Company redeemed all of its €650, equivalent to $754, 4.0% senior notes due 2022 and its $1,000 4.5% senior notes due 2023. In connection with the redemption, the Company recorded losses from early extinguishments of debt of $68 for premium payments and the write-off of deferred financing fees.

The revolving credit facilities include provisions for letters of credit up to $310 that reduce the amount of borrowing capacity otherwise available. At December 31, 2021, the Company’s available borrowing capacity under the credit facilities was $1,535, equal to the facilities’ aggregate capacity of $1,650 less $65 of outstanding letters of credit and $50 of credit facility borrowings. The interest rates on the facilities can vary from LIBOR or EURIBOR, with a floor of zero, plus a margin of up to 1.55%, depending on the facility, based on the Company's leverage ratio. The revolving credit facilities and term loan facilities required the Company to maintain a leverage ratio of no greater than 5.00 times at December 31, 2021. The Company was in compliance with all covenants as of December 31, 2021.

The weighted average interest rates were as follows:

Crown Holdings, Inc.

	2021	2020	2019
Short-term debt	0.6%	2.1%	2.8%
Revolving credit facilities	1.2%	1.8%	3.0%

Aggregate maturities of long-term debt, excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2021 are $136, $1,144, $1,969, $715 and $2,217. Cash payments for interest during 2021, 2020 and 2019 were $294, $302, and $362.

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

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided below. In addition, see Note M for fair value disclosures related to debt.

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

For derivative financial instruments accounted for in hedging relationships, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness will be assessed. The Company formally assesses, both at inception and at least quarterly thereafter, whether the hedging relationships are effective in offsetting changes in fair value or cash flows of the related underlying exposures. When a forecasted transaction is reasonably possible, but not probable of occurring, the hedge no longer qualifies for hedge accounting and the change in fair value from the date of the last effectiveness test is recognized in earnings. Any gain or loss which has accumulated in other comprehensive income at the date of the last effectiveness test is reclassified into earnings at the same time of the underlying exposure or when the forecasted transaction becomes probable of not occurring.

Cash Flow Hedges

Crown Holdings, Inc.
The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated other comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2021 mature between one and thirty-four months.

The Company uses commodity forward contracts to hedge anticipated purchases of various commodities, including aluminum and fuel oil, and these exposures are hedged by a central treasury unit.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Often, foreign currency risk is hedged together with the related commodity price risk.

The Company may also uses interest rate swaps to convert interest on floating rate debt to a fixed-rate.

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and earnings from changes in the fair value related to derivative instruments designated as cash flow hedges.

	Amount of gain / (loss) recognized in AOCI

Derivatives in cash flow hedges	2021	2020

Foreign exchange	$(5)	$—
Interest rate	2	(1)
Commodities	74	10
	$71	$9

	Amount of gain / (loss) reclassified from AOCI into income

Derivatives in cash flow hedges	2021	2020	Affected line item in the Statement of Operations

Foreign exchange	$(4)	$(3)	Net sales
Commodities	(54)	18	Net sales
Foreign exchange	2	(2)	Cost of products sold
Commodities	147	(59)	Cost of products sold
	91	(46)	(Loss) / income from continuing operations before taxes and equity in net earnings of affiliates
	(23)	13	(Benefit from) / provision for income taxes
	68	(33)	Net (loss) / income from continuing operations
Foreign exchange	—	(1)	Net (loss) / income from discontinued operations
Commodities	5	(1)	Net (loss) / income from discontinued operations
Total reclassified	$73	$(35)	Net (loss) / income

For the year ended December 31, 2021, a net gain of $34 ($28, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the years ended December 31, 2021 and 2020 in connection with anticipated transactions that were no longer considered probable.

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

For the years ended December 31, 2021, and December 31, 2020, the Company recorded gains of $3 and $27 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain / (loss) recognized in earnings
Derivatives not designated as hedges	2021	2020	Affected line item in the Statement of Operations
Foreign exchange	$(3)	$—	Net sales
Foreign exchange	(1)	(1)	Cost of products sold
Foreign exchange	(29)	30	Foreign exchange
Foreign exchange	—	1	Net (loss) / income from discontinued operations
	$(33)	$30

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.

For the years ended December 31, 2021 and 2020, the Company recorded a gain of $103 ($103, net of tax) and a loss of $1 ($1, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of December 31, 2021 and December 31, 2020, cumulative gains of $69 ($92, net of tax) and losses of $33 ($10, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was approximately €1,312 ($1,493) at December 31, 2021.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of (loss) / gain recognized in AOCI
Derivatives designated as net investment hedges	2021	2020
Foreign exchange	$47	$(48)

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

Crown Holdings, Inc.
Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, respectively. The fair value of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	December 31, 2021	December 31, 2020	Balance Sheet classification	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$3	$5	Accrued liabilities	$10	$5
	Current assets held for sale	—	4	Current liabilities held for sale	—	3
	Other non-current assets	—	—	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Prepaid expenses and other current assets	1	2	Accrued liabilities	2	6
Commodities contracts cash flow	Prepaid expenses and other current assets	53	43	Accrued liabilities	17	11
	Current assets held for sale	—	2	Current liabilities held for sale	—	—
	Other non-current assets	2	4	Other non-current liabilities	1	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	—	2
Net investment hedge	Other non-current assets	49	7	Other non-current liabilities	—	20
		$108	$67		$30	$48
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$3	$9	Accrued liabilities	$3	$4
		$3	$9		$3	$4

Total derivatives		$111	$76		$33	$52

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets and liabilities
Line item in the Balance Sheet in which the hedged item is included	December 31, 2021	December 31, 2020
Cash and cash equivalents	38	22
Receivables, net	21	11
Accrued liabilities	116	100

As of December 31, 2021 and 2020, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were net gains of $1 and $4.

Offsetting of Derivative Assets and Liabilities

Certain derivative financial instruments are subject to agreements with counterparties similar to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these

Crown Holdings, Inc.
instruments. In the table below, the aggregate fair values of the Company's derivative assets and liabilities are presented on both a gross and net basis, where appropriate.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2021
Derivative assets	$111	$19	$92
Derivative liabilities	33	19	14

Balance at December 31, 2020
Derivative assets	$76	$11	$65
Derivative liabilities	52	11	41

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020 were:

	December 31, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign exchange	$241	$639
Commodities	261	231
Interest rate	—	200
Derivatives designated as fair value hedges:
Foreign exchange	229	183
Derivatives designated as net investment hedges:
Foreign exchange	875	1,075
Derivatives not designated as hedges:
Foreign exchange	617	722

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

The Company's approximate claims activity for the years ended 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Beginning claims	56,000	56,000	56,000
New claims	2,000	1,500	2,000
Settlements or dismissals	(1,000)	(1,500)	(2,000)
Ending claims	57,000	56,000	56,000

For the years ended December 31, 2021, 2020, and 2019, the Company made cash payments of $19, $21, and $22 to settle asbestos claims and pay related legal and defense costs.

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2021 and December 31, 2020, the Company's outstanding claims were:

	2021	2020
Claimants alleging first exposure after 1964	17,000	16,500
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,500	1,500
Other states that have enacted asbestos legislation	6,000	6,000
Other states	19,500	19,000
Total claims outstanding	57,000	56,000

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

Crown Holdings, Inc.
As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2021	2020	2019
Total claims	24%	23%	22%
Pre-1965 claims in states without asbestos legislation	42%	41%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2021.

Approximately 82% of the claims outstanding at the end of 2021 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 15% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (36% of whom claim damages less than $25) and 14 claims were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2021, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $237, including $198 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

P.    Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $12 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products.  The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date.  In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K.

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

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004 -2009. CBP initially assessed a penalty of $18. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties, which CBP does not dispute. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment by CBP. CBP has brought suit in the U.S. Court of International Trade seeking enforcement of the initial penalty against the Company. At the present time, based on the information available, the Company does not believe that a loss for the alleged intentional misclassification is probable. However, there can be no assurance that the Company will be successful in contesting the assessed penalty.

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. If the FCA finds that the Company or its subsidiaries violated competition law, the FCA may levy fines. Proceedings with respect to this matter are ongoing and the Company is unable to predict the ultimate outcome including the amount of fines, if any, that may be levied by the FCA. The Company intends to vigorously defend against the allegations in the statement of objectives.

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

The Company’s basic raw materials for its products are aluminum and steel, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At December 31, 2021, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Crown Holdings, Inc.
Q. Other Non-Current Liabilities

	2021	2020
Deferred taxes	$336	$350
Asbestos liabilities	212	226
Income taxes payable	26	26
Fair value of derivatives	1	23
Postemployment benefits	21	19
Environmental	12	12
Finance lease liabilities	8	10
Other	80	100
	$696	$766

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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2021	2020	2019
Service cost	$20	$18	$15
Interest cost	25	38	50
Expected return on plan assets	(63)	(73)	(70)
Settlements	—	3	—
Curtailments and special termination benefits	9	—	—
Amortization of actuarial loss	58	56	55
Amortization of prior service cost	1	1	1
Net periodic cost	$50	$43	$51

Non-U.S. Plans	2021	2020	2019
Service cost	$13	$10	$13
Interest cost	32	52	70
Expected return on plan assets	(72)	(107)	(138)
Settlements	1,511	63	44
Curtailments	—	—	(14)
Amortization of actuarial loss	33	27	37
Amortization of prior service credit	—	—	(1)
Net periodic cost	$1,517	$45	$11

The settlement charge in 2021 arose from the irrevocable transfer of the Company's U.K. pension plan to an insurer. In October 2021, the trustees of the Company's U.K. defined benefit pension plan (the "Plan") entered into a transaction to fully insure all of its U.K. pension liabilities. The Company made a cash contribution of $271 to enable the Plan to purchase a bulk annuity insurance contract for the benefit of the Plan participants. Subsequent to the purchase of the bulk annuity contract, each of the Plan participants was issued an individual annuity contract. The issuer of the individual annuity contract is solely responsible for paying each participant's benefits in full. The Company recorded a settlement charge of $1,511 ($1,040, net of tax) in November 2021, upon irrevocable transfer of the Plan's obligations. Of the $271, the Company was reimbursed $55 in the fourth quarter of 2021 and expects to receive an additional $110 of reimbursement in 2022 and 2023 as the plan sells its remaining illiquid assets.

Crown Holdings, Inc.
The settlement charges in 2020 and 2019 arose from the payment of lump sum buy-outs to settle certain pension obligations using plan assets The curtailment gain in 2019 was to recognize prior service credits that were previously recorded in accumulated other comprehensive income in connection with the closure of a non-U.S. defined pension plan.

Additional pension expense of $5 in each of 2021, 2020 and 2019 was recognized for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans were as follows:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Projected Benefit Obligations
Benefit obligations at January 1	$1,505	$1,440	$3,172	$3,155
Service cost	20	18	13	10
Interest cost	25	38	32	52
Plan participants’ contributions	—	—	2	2
Amendments	2	1	(3)	—
Settlements	—	(7)	(2,982)	(271)
Curtailments	(10)	—	(7)	—
Special termination benefits	6	—	—	—
Actuarial (gain) / loss	(43)	109	444	276
Benefits paid	(92)	(94)	(165)	(148)
Foreign currency translation	—	—	7	96
Benefit obligations at December 31	$1,413	$1,505	$513	$3,172
Plan Assets
Fair value of plan assets at January 1	$1,152	$1,131	$3,518	$3,480
Actual return on plan assets	115	113	(94)	334
Employer contributions	2	9	234	18
Plan participants’ contributions	—	—	2	2
Settlements	—	(7)	(2,982)	(271)
Benefits paid	(92)	(94)	(165)	(152)
Foreign currency translation	—	—	16	107
Fair value of plan assets at December 31	$1,177	$1,152	$529	$3,518

Funded status	$(236)	$(353)	$16	$346

Accumulated benefit obligations at December 31	$1,361	$1,445	$474	$3,111

For the year ended December 31, 2021, actuarial losses for the Company’s U.S. and non-U.S. pension plans totaled $638. Actuarial gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. The loss in 2021 is primarily due to the remeasurement of the U.K. pension plan in conjunction with the settlement, partially offset by a gain of $65 due to actual asset returns higher than expected returns and higher discount rates at the end of 2021.

U.S. pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were as follows:

	2021	2020
Projected benefit obligations	$1,413	$1,505
Accumulated benefit obligations	1,361	1,445
Fair value of plan assets	1,177	1,152

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were as follows:

Crown Holdings, Inc.

	2021	2020
Projected benefit obligations	$284	$354
Accumulated benefit obligations	253	320
Fair value of plan assets	147	191

Non-U.S. pension plans with projected benefit obligations in excess of plan assets were as follows:

	2021	2020
Projected benefit obligations	$288	$432
Accumulated benefit obligations	257	389
Fair value of plan assets	151	194

The Company’s investment strategy in its U.S. plan is designed to generate returns that are consistent with providing benefits to plan participants within the risk tolerance of the plan. Asset allocation is the primary determinant of return levels and investment risk exposure.

The strategic ranges for asset allocation in the U.S. plans are as follows:

U.S. equities	45%	to	55%
International equities	7%	to	13%
Fixed income	18%	to	28%
Balanced funds	7%	to	13%
Real estate	4%	to	10%

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

Crown Holdings, Inc.
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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy. The levels assigned to the defined benefit plan assets as of December 31, 2021 and 2020 are summarized in the tables below:

	2021
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$68	$21	$89
Global large cap equity	—	8	8
U.S. large cap equity	238	6	244
U.S. mid/small cap equity	332	25	357
Mutual funds – global equity	93	—	93
Mutual funds – U.S. equity	85	—	85
Mutual funds – fixed income	71	—	71
	887	60	947
Level 2
Government issued debt securities	—	17	17
Corporate debt securities	61	3	64
Insurance contracts	—	110	110
Investment funds – fixed income	—	38	38
	61	168	229
Level 3
Investment funds – real estate	79	92	171
Private equity	5	2	7
Real estate – direct	25	15	40
	109	109	218

Total assets in fair value hierarchy	1,057	337	1,394

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	112	25	137
Investment funds – global equity	—	167	167
Investment funds – emerging markets	7	—	7
	119	192	311
Total investments at fair value	$1,176	$529	$1,705

Crown Holdings, Inc.

	2020
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$157	$498	$655
Global large cap equity	—	9	9
U.S. large cap equity	178	4	182
U.S. mid/small cap equity	301	22	323
Mutual funds – global equity	88	—	88
Mutual funds – U.S. equity	56	—	56
Mutual funds – fixed income	75	—	75
	855	533	1,388
Level 2
Government issued debt securities	—	298	298
Corporate debt securities	58	647	705
Asset backed securities	—	2	2
Structured debt	—	1,034	1,034
Insurance contracts	—	115	115
Derivatives	—	166	166
Investment funds – fixed income	—	128	128
Investment funds – global equity	—	69	69
	58	2,459	2,517
Level 3
Investment funds – real estate	91	181	272
Hedge funds	—	2	2
Private equity	5	46	51
Real estate – direct	23	12	35
	119	241	360

Total assets in fair value hierarchy	1,032	3,233	4,265

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	112	25	137
Investment funds – global equity	—	141	141
Investment funds – emerging markets	7	—	7
Hedge funds	—	109	109
	119	275	394
Total investments at fair value	$1,151	$3,508	$4,659

(a) Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above was as follows:

	2021	2020
U.S. plan assets	$1	$1
Non-U.S. plan assets	—	10

Plan assets include $357 and $323 of the Company’s common stock at December 31, 2021 and 2020.

Crown Holdings, Inc.
The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2020	$43	$75	$346	$464
Foreign currency translation	1	2	7	10
Asset returns – assets held at reporting date	3	6	(15)	(6)
Asset returns – assets sold during the period	(12)	(9)	3	(18)
Purchases, sales and settlements, net	(33)	(23)	(34)	(90)
Balance at December 31, 2020	2	51	307	360
Foreign currency translation	—	—	(1)	(1)
Asset returns – assets held at reporting date	(1)	(48)	30	(19)
Asset returns – assets sold during the period	1	39	3	43
Purchases, sales and settlements, net	(2)	(35)	(128)	(165)
Balance at December 31, 2021	$—	$7	$211	$218

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2021
Investment funds – fixed income	$137	Semi-monthly	1- 5 days
Investment funds – global equity	167	Daily	10 days
Investment funds – emerging markets	7	Daily	30 days

Balance at December 31, 2020
Investment funds – fixed income	$137	Semi-monthly	1- 5 days
Investment funds – global equity	141	Monthly	1- 5 days
Investment funds – emerging markets	7	Daily	30 days
Hedge funds	109	Monthly	1 - 30 days

The pension plan assets valued using net asset value as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2021	2020
Non-current assets	$158	$532
Current liabilities	11	8
Non-current liabilities	367	537

The Company’s current liability at December 31, 2021, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2022 employer contributions are $27 for the Company’s pension plans.

Changes in the net loss and prior service cost (credit) for the Company’s pension plans were:

	2021		2020		2019
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$1,802	$8	$1,808	$8	$1,962	$(6)
Reclassification to net periodic benefit cost	(1,629)	(4)	(150)	(1)	(137)	14
Current year loss / (gain)	640	(2)	118	—	(53)	—
Amendments	(1)	—	—	1	—	—
Foreign currency translation	2	—	26	—	36	—
Balance at December 31	$814	$2	$1,802	$8	$1,808	$8

Crown Holdings, Inc.
Expected future benefit payments as of December 31, 2021 are:

	U.S. plans	Non-U.S. plans
2022	$104	$31
2023	99	30
2024	99	30
2025	100	32
2026	85	32
2027 - 2031	419	360

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2021	2020	2019
Discount rate	2.9%	2.5%	3.2%
Compensation increase	4.7%	4.7%	4.7%

Non-U.S. Plans	2021	2020	2019
Discount rate	2.5%	1.4%	2.1%
Compensation increase	2.5%	3.0%	3.0%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2021	2020	2019
Discount rate - service cost	3.1%	3.6%	4.7%
Discount rate - interest cost	1.7%	2.8%	3.9%
Compensation increase	4.7%	4.7%	4.5%
Long-term rate of return	5.7%	6.8%	7.3%

Non-U.S. Plans	2021	2020	2019
Discount rate - service cost	2.2%	2.6%	3.0%
Discount rate - interest cost	1.8%	1.9%	2.7%
Compensation increase	2.5%	3.0%	3.2%
Long-term rate of return	3.3%	3.3%	4.3%

The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results.

Other Postretirement Benefit Plans. The Company sponsors unfunded plans to provide health care and life insurance benefits to certain retirees and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans. A measurement date of December 31 was used for the plans presented below.

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2021	2020	2019
Service cost	$1	$1	$1
Interest cost	4	5	6
Amortization of prior service credit	(26)	(26)	(34)
Amortization of actuarial loss	4	4	3
Net periodic benefit credit	$(17)	$(16)	$(24)

Crown Holdings, Inc.
Changes in the benefit obligations were:

	2021	2020
Benefit obligations at January 1	$163	$161
Service cost	1	1
Interest cost	4	5
Actuarial (gain) / loss	(20)	7
Benefits paid	(10)	(11)
Foreign currency translation	(1)	—
Benefit obligations at December 31	$137	$163

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2021		2020		2019
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$45	$(46)	$42	$(72)	$31	$(105)
Reclassification to net periodic benefit cost	(4)	26	(4)	26	(3)	34
Current year (gain) / loss	(20)	—	7	—	14	—
Amendments	—	—	—	—	—	(1)
Balance at December 31	$21	$(20)	$45	$(46)	$42	$(72)

Expected future benefit payments are as follows:

Benefit Payments
2022	$14
2023	12
2024	11
2025	10
2026	10
2027 - 2031	43

The assumed health care cost trend rates at December 31, 2021 were as follows:

Health care cost trend rate assumed for 2021	4.5%
Rate that the cost trend rate gradually declines to	3.8%
Year that the rate reaches the rate it is assumed to remain	2040

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below:

	2021	2020	2019
Benefit obligations	3.4%	2.8%	3.5%
Service cost	5.9%	4.1%	4.8%
Interest cost	3.6%	3.3%	4.2%

Defined Contribution Benefit Plans. The Company also sponsors defined contribution benefit plans in certain jurisdictions including the U.S. and the U.K. The Company recognized expense of $12, $13, and $11 in 2021, 2020 and 2019 related to these plans.

Crown Holdings, Inc.
S.    Income Taxes

The components of income before income taxes were as follows:

	2021	2020	2019
U.S.	$143	$97	$1
Foreign	(562)	628	630
	$(419)	$725	$631

The provision for income taxes consisted of the following:

	2021	2020	2019
Current tax:
U.S. federal	$2	$—	$(1)
State and foreign	239	161	165
	$241	$161	$164
Deferred tax:
U.S. federal	$46	$38	$17
State and foreign	(344)	—	(45)
	(298)	38	(28)
Total	$(57)	$199	$136

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2021	2020	2019
U.S. statutory rate at 21%	$(88)	$152	$133
Tax on foreign income	(29)	27	10
Valuation allowance changes	26	(11)	(33)
State taxes	9	5	7
U.S. taxes on foreign income, net of credits	13	14	15
Tax contingencies	8	1	19
Tax law changes	(8)	4	(11)
Other items, net	12	7	(4)
Income tax provision / (benefit)	$(57)	$199	$136

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in December 2025. These incentives increased net income attributable to the Company by $21 in 2021 and $17 in both 2020 and 2019.

The Company paid taxes of $253, $189 and $173 in 2021, 2020 and 2019.

In 2021, tax on foreign income includes income tax charges of $42 in continuing operations for reorganizations and other transactions required to prepare the European Tinplate business for sale. Additionally, the Company recorded an income tax charge of $44 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. The Company believes that it is more likely than not that these tax loss carryforwards will not be utilized after the sale of the European Tinplate business. See Note B for more information regarding the sale of the European Tinplate business.

In 2021, the Company also recorded a tax benefit of $18 related to a deferred tax valuation allowance release resulting from improved profitability in a Transit Packaging corporate entity. Additionally, the Company also recorded income tax benefits related to tax law changes in India, Turkey and the U.K.

In 2019, the Company recorded an income tax benefit of $36 related to a deferred tax valuation allowance release resulting from an internal reorganization in Transit Packaging. Additionally, the Company recorded a charge of $15 related to the settlement of a pre-acquisition tax contingency that arose from a transaction that occurred prior to its acquisition of Signode in 2018. The Company also recorded a benefit of $9 arising from tax law changes in India.

Crown Holdings, Inc.
As of December 31, 2021, the Company had not provided deferred taxes on approximately $1,500 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable.

The components of deferred taxes at December 31 were:

	2021		2020
	Assets	Liabilities	Assets	Liabilities
Tax carryforwards	$346	$—	$424	$—
Intangible assets	—	317	—	354
Property, plant and equipment	21	176	24	130
Pensions	105	$13	124	$101
Accruals and other	96	109	89	84
Asbestos	56	—	61	—
Postretirement and postemployment benefits	31	—	35	—
Lease liabilities	29	—	34	—
Right of use assets	—	28	—	33
Valuation allowances	(227)	—	(204)	—
Total	$457	$643	$587	$702
Tax carryforwards expire as follows:

Year	Amount
2022	$10
2023	12
2024	13
2025	28
2026	24
Thereafter	142
Unlimited	117

Tax carryforwards expiring after 2026 include $110 of U.S. state tax loss carryforwards. The unlimited category includes $33 of Luxembourg tax loss carryforwards and $62 of French tax loss carryforwards.

Realization of any portion of the Company’s deferred tax assets is dependent upon the availability of taxable income in the relevant jurisdictions. The Company considers all sources of taxable income, including (i) taxable income in any available carryback period, (ii) the reversal of taxable temporary differences, (iii) tax-planning strategies, and (iv) taxable income expected to be generated in the future other than from reversing temporary differences. The Company also considers whether there have been cumulative losses in recent years. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s valuation allowances at December 31, 2021 include $167 primarily related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

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

Crown Holdings, Inc.
A reconciliation of unrecognized tax benefits follows:

	2021	2020	2019
Balance at January 1	$42	$39	$35
Additions for prior year tax positions	9	1	20
Lapse of statute of limitations	(1)	—	(1)
Settlements	—	—	(15)
Foreign currency translation	(2)	2	—
Balance at December 31	$48	$42	$39

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $2 of interest and penalties as of December 31, 2021.

The total interest and penalties recorded in income tax expense was less than $1 in 2021, 2020 and 2019. As of December 31, 2021, unrecognized tax benefits of $48, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2021 were, 2010 and subsequent years for Germany; 2013 and subsequent years for India; 2015 and subsequent years for Spain; 2016 and subsequent years for France, Italy, Mexico and the U.K.; 2017 and subsequent for Brazil and 2018 and subsequent years for Canada and the U.S. The U.S. also remains subject to exam for 2017, specifically as it relates to the transition tax incurred related to the 2017 Tax Act. In addition, tax authorities in certain jurisdictions, including France, Belgium and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

T.    Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2021	2020	2019
Common shares outstanding at January 1	134,801,030	135,577,878	135,173,948
Shares repurchased	(9,121,328)	(1,240,328)	(106,388)
Shares issued upon exercise of employee stock options	—	—	70,000
Restricted stock issued to employees, net of forfeitures	435,129	439,700	416,695
Shares issued to non-employee directors	16,968	23,780	23,623
Common shares outstanding at December 31	126,131,799	134,801,030	135,577,878

The Company declared and paid dividends of $0.80 per share in 2021. Additionally, on February 24, 2022, the Company's Board of Directors declared a dividend of $0.22 per share payable on March 24, 2022 to shareholders of record as of March 10, 2022.

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. The new authorization supersedes the previous authorization announced in February 2021, which authorized the repurchase of an aggregate amount of $1,500 of Company common stock through the end of 2023. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $950 of its shares during 2021.

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

Dividends are payable when declared by the Company's Board of Directors and in accordance with the restrictions set forth in the Company's debt agreements. While the Company's debt agreements impose restrictions on the Company's ability to pay dividends and repurchase common stock, the debt agreements generally permit dividends and common stock repurchases provided that the Company is in compliance with applicable financial and other covenants and meets certain liquidity requirements.

U. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/ (loss) for the years ended December 31, 2021 and 2020.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2020	$(1,449)	$(1,668)	$(14)	$(3,131)
Other comprehensive (loss) / income before reclassifications	(117)	(91)	9	(199)
Amounts reclassified from accumulated other comprehensive income	102	—	35	137
Other comprehensive (loss) / income	(15)	(91)	44	(62)
Balance at December 31, 2020	(1,464)	(1,759)	30	(3,193)
Other comprehensive (loss) / income before reclassifications	(419)	48	71	(300)
Amounts reclassified from accumulated other comprehensive income	1,115	553	(73)	1,595
Other comprehensive income / (loss)	696	601	(2)	1,295
Balance at December 31, 2021	$(768)	$(1,158)	$28	$(1,898)

See Note N and Note R for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

During the year-ended December 31, 2021, the Company reclassified foreign currency translation as a result of the sale of the European Tinplate business. See Note B for more information.

V. Revenue

For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue as follows:

	2021	2020	2019
Revenue recognized over time	$6,097	$5,032	$4,778
Revenue recognized at a point in time	5,297	4,360	4,781
Total	$11,394	$9,392	$9,559

See Note Y for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $23 and $20 as of December 31, 2021 and 2020 included in prepaid and other current assets. For the year ended December 31, 2021, the Company satisfied performance obligations related to contract assets at December 31, 2020

Crown Holdings, Inc.
related to the Company's equipment business and also recorded new contract assets primarily related to work in process for the equipment business.

W. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. At December 31, 2021, there were 2.2 million authorized shares available for future awards.

Restricted and Deferred Stock

Annually, the Company awards shares of restricted stock to certain senior executives in the form of time-vesting restricted stock and performance-based shares. The time-vesting restricted stock vests ratably over three years.

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

The performance-based shares cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded, and is settled in shares of common stock. Participants who terminate employment because of disability, death or, subject to Company approval, retirement, receive accelerated vesting of their service condition to the date of termination and, if approved, performance restrictions laps on the original vesting date.

The Company also issues shares of time-vesting restricted stock to U.S. employees and deferred stock to non-U.S. employees which vest ratably over three to five years.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2021	1,820,159
Awarded:
Time-vesting	221,042
Performance-based	170,036
Released:
Time-vesting	(418,426)
Performance-based	(224,358)
Forfeitures:
Time-vesting	(284,247)
Performance-based	—
Non-vested shares outstanding at December 31, 2021	1,284,206

The average grant-date fair value of restricted stock awarded in 2021, 2020 and 2019 follows:

	2021	2020	2019
Time-vesting	$100.08	$70.07	$56.06
Performance-based	100.99	72.08	46.08

Crown Holdings, Inc.
The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2021	2020	2019
Risk-free interest rate	0.2%	1.6%	2.5%
Expected term (years)	3	3	3
Expected stock price volatility	35.5%	22.0%	21.4%

At December 31, 2021, unrecognized compensation cost related to outstanding restricted and deferred stock was $48. The weighted average period over which the expense is expected to be recognized is 1.9 years. The aggregate market value of the shares released on the vesting dates was $66 in 2021.
X.    Earnings Per Share

The following table summarizes basic and diluted earnings per share ("EPS"). Basic EBS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock, when dilutive, as calculated under the treasury stock method.

	2021	2020	2019
Net (loss) / income from continuing operations attributable to Crown Holdings	(507)	424	387
Net (loss) / income from discontinued operations attributable to Crown Holdings	(53)	155	123
Net (loss) / income attributable to Crown Holdings	$(560)	$579	$510
Weighted average shares outstanding:
Basic	130.38	133.53	133.89
Add: dilutive stock options and restricted stock	—	1.03	0.99
Diluted	130.38	134.56	134.88

Earnings per common share attributable to Crown Holdings:
Basic (loss) / earnings per common share from continuing operations	(3.89)	3.18	2.89
Basic (loss) / earnings per common share from discontinued operations	(0.41)	1.16	0.92
Basic (loss) / earnings per share	$(4.30)	$4.34	$3.81

Diluted (loss) / earnings per common share from continuing operations	(3.89)	3.15	2.87
Diluted (loss) / earnings per common share from discontinued operations	(0.41)	1.15	0.91
Diluted (loss) / earnings per share	$(4.30)	$4.30	$3.78

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	1.0	0.7	0.8

Crown Holdings, Inc.
Y.    Segment Information

The Company’s business is generally organized by product line and geography. The Company has determined that it has the following reportable segments: Americas Beverage, European Beverage, Asia Pacific and Transit Packaging. Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under GAAP, is defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and Other and the impact of fair value adjustments related to inventory acquired in an acquisition. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about operating segments reported as continuing operations for the three years ended December 31, 2021, 2020 and 2019:

2021		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$4,441	$—	$4,453	$108	$508	$756
European Beverage	1,843	133	2,025	51	55	259
Asia Pacific	1,322	—	1,784	61	68	182
Transit Packaging	2,530	25	4,225	41	58	318
Total reportable segments	10,136	158	12,487	261	689	$1,515
Other	1,258	114	1,129	17	58
Corporate and unallocated items	—	—	242	4	40
Total	$11,394	$272	$13,858	$282	$787

2020		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$3,565	$2	$3,886	$93	$333	$652
European Beverage	1,473	39	1,977	47	72	215
Asia Pacific	1,168	—	1,808	56	69	175
Transit Packaging	2,018	13	4,195	45	40	254
Total reportable segments	8,224	54	11,866	241	514	$1,296
Other	1,168	100	927	15	30
Corporate and unallocated items	—	—	999	4	10
Total	$9,392	$154	$13,792	$260	$554

2019		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$3,369	$12	$3,577	$88	$167	$534
European Beverage	1,497	2	1,782	54	82	190
Asia Pacific	1,290	—	1,604	52	65	194
Transit Packaging	2,274	9	4,157	57	27	290
Total reportable segments	8,430	23	11,120	251	341	$1,208
Other	1,129	110	904	14	24
Corporate and unallocated items	—	—	694	2	26
Total	$9,559	$133	$12,718	$267	$391

Crown Holdings, Inc.
Intersegment sales primarily include sales of cans, ends and parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and administrative costs, technology costs, and unallocated items such as stock-based compensation.

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2021, 2020 and 2019 follows:

	2021	2020	2019
Segment income of reportable segments	$1,515	$1,296	$1,208
Other	144	114	120
Corporate and unallocated items	(159)	(170)	(162)
Restructuring and other	28	(30)	30
Amortization of intangibles	(165)	(162)	(169)
Loss from early extinguishments of debt	(68)	—	(27)
Other pension and postretirement	(1,515)	(43)	(10)
Interest expense	(253)	(290)	(367)
Interest income	9	8	15
Foreign exchange	45	2	(7)
Income / (loss) from continuing operations before income taxes and equity in net earnings of affiliates	$(419)	$725	$631

For the three years ended December 31, 2021, 2020 and 2019, intercompany profit of $8, $9 and $6 was eliminated within segment income of other.

For the year ended December 31, 2021, two customers each accounted for 11% of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia. These same two customers accounted for 11% and 10%, respectively, of the Company's consolidated net sales in 2020. For the year ended December 31, 2019, one of these customers accounted for 12% of the Company's consolidated net sales.

Sales by major product were:

	2021	2020	2019
Metal beverage cans and ends	$6,982	$5,716	$5,588
Transit packaging	2,530	2,018	2,274
Metal food cans and ends	789	733	730
Other products	580	451	457
Other metal packaging	513	474	510
Consolidated net sales	$11,394	$9,392	$9,559

The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets comprises property, plant and equipment.

	Net Sales			Long-Lived Assets
	2021	2020	2019	2021	2020
United States	$4,182	$3,586	$3,407	$1,259	$922
Brazil	933	706	714	510	396
Mexico	896	681	834	437	421
Canada	782	662	508	97	93
United Kingdom	412	234	253	96	81
Other	4,189	3,523	3,843	1,637	1,739
Consolidated total	$11,394	$9,392	$9,559	$4,036	$3,652

Crown Holdings, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Acquisitions	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2021

Allowances deducted from assets to which they apply:

Deferred tax assets	204	38	(3)	—	(12)	227

For the year ended December 31, 2020

Allowances deducted from assets to which they apply:

Deferred tax assets	242	(11)	1	—	(28)	204

For the year ended December 31, 2019

Allowances deducted from assets to which they apply:

Deferred tax assets	281	(33)	5	—	(11)	242

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	59	President and Chief Executive Officer	2016
Gerard H. Gifford	66	Executive Vice President and Chief Operating Officer	2017
Djalma Novaes, Jr.	61	President – Americas Division	2015
Hock Huat Goh	67	President – Asia Pacific Division	2018
Robert H. Bourque, Jr.	51	President – Transit Packaging Division	2018
Thomas A. Kelly(1)	62	Senior Vice President	2022
Kevin C. Clothier(1)	53	Senior Vice President and Chief Financial Officer	2022
Christy L. Kalaus	42	Vice President and Corporate Controller	2022

(1) Thomas A. Kelly stepped down as the Chief Financial Officer on December 31, 2021 and will retire from the Company in March 2022. Kevin C. Clothier, was appointed to the role of Senior Vice President and Chief Financial Officer, effective January 1, 2022.

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

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 28, 2022” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2021 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	220,669	—	2,902,113
Equity compensation plans not approved by security holders
Total	220,669	—	2,902,113

(1)    Includes the 2013 Stock-Based Incentive Compensation Plan.

(2)     Includes 220,669 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan during each year from 2013 through 2021. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 2,376,677, 707,490 and 38,615 shares available for issuance at December 31, 2021 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan, and the Stock Compensation Plan for Non-Employee Directors.

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
(1)All Financial Statements (see Part II, Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020 and 2019

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

4. j    Indenture, dated as of September 15, 2016, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €600 million 2.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4. k    Indenture, dated as of September 15, 2016, by and among Crown Americas LLC and Crown Americas Capital Corp. V, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $400 million 4.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.l    Indenture, dated as of May 5, 2015, among Crown European Holdings S.A., the Guarantors (as defined therein), U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent, relating to the €600 million 3.375% Senior Notes due 2025 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated July 30, 2015 (File No. 000-50189)).

4.m    Amended & Restated Credit Agreement, dated April 7, 2017, by and among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, Deutsche Bank AG New York Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-50189)).

4.n    First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50189)).

4.o    Incremental Amendment No. 1, dated as of January 29, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017).

4.p    Indenture, dated as of January 26, 2018, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €335 million 2.250% Senior Notes due 2023 and the €500 million 2.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.q    Indenture, dated as of January 26, 2018, by and among Crown Americas LLC and Crown Americas Capital Corp. VI, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to

Crown Holdings, Inc.
the $875 million 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.r    Registration Rights Agreement, dated as of January 26, 2018, by and among Crown Holdings, Inc., Crown Americas LLC and Crown Americas Capital Corp. VI, Citigroup Global Markets Inc., as representative of the initial purchasers, and the Guarantors (as defined therein), relating to the $875 million 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.s    Second Amendment to Amended and Restated Credit Agreement, First Amendment to the U.S. Guarantee Agreement and First Amendment to U.S. Indemnity, Subrogation and Contribution Agreement, dated as of March 23, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.cc of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).

4.t    Incremental Amendment No. 2 and Third Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2019, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG London Branch, Deutsche Bank AG, Canada Branch, and the various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A dated February 28, 2020 (File No. 000-50189)).

4.u    Indenture, dated as of October 31, 2019, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €550 million 0.750% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated November 4, 2019 (File No. 000-50189)).

4. v    Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2021, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein.

4.w    Description of the Registrant's Securities (incorporated by reference to Exhibit 4.ff of the Registrant's Annual Report on Form 10-k for the year ended December 31, 2019 (File No. 000-50189)).

4.x    Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its requests.

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

(8)    Employment Agreement, dated January 7, 2022, between Crown Holdings, Inc. and Kevin C. Clothier (incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 8-K filed January 11, 2022 (File No. 000-50189)).

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

Crown Holdings, Inc.
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

(11) Amendment No.1 to Amend and Restate Senior Executive Retirement Agreement, effective April 21,     2021, between Crown Holdings, Inc. and Didier Sourisseau (incorporated by reference to Exhibit 10(d)(11) of the Registrant’s Periodic Report on Form 8-K filed April 23, 2021 (File No. 000-50189)).

10.e    Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-51089)).

10.f    Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50189)).

10.g    Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 000-50189)).

10.h    Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50189)).

10.i    Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2013 (File No. 000-50189)).

10.j    Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.k    Form of Agreement for Deferred Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.l    Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.m    Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.n Amendment No. 1, effective February 28, 2020, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 2020 (File No. 000-50189)).

10.v    Amendment No. 2, effective February 25, 2021, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

Crown Holdings, Inc.

10.o    Transaction Bonus Agreement, effective April 16, 2021, by, and between Crown Holdings, Inc. and Didier Sourisseau (incorporated by reference to Exhibit 10(d)(12) of the Registrant’s Periodic Report on Form 8-K filed July 23, 2022 (File No. 000-50189)).

10.p Consulting Agreement, effective August 1, 2021, by, and between Crown Holdings, Inc. and Didier Sourisseau (incorporated by reference to Exhibit 10(d)(13) of the Registrant’s Periodic Report on Form 8-K filed July 23, 2022 (File No. 000-50189)).

10.y Share and Asset Purchase Agreement, dated as of April 8, 2021, by and among the Company, Crown Cork & Seal Deutschland Holdings GmbH, Blitz F21-387 GmbH, Kouti B.V. and Macsco 20.10 Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated April 13, 2021 (File No. 000-50189)).

Exhibits 10.c through 10.m are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

101    The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2021, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2021, 2020 and 2019; (iii) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

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

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: February 28, 2022
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Kevin C. Clothier and Adam J. Dickstein, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2021 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Director, President and Chief Executive Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Senior Vice President and Chief Financial Officer

/s/ Christy L. Kalaus
Christy L. Kalaus	Vice President and Corporate Controller

DIRECTORS

/s/ John W. Conway	/s/ B. Craig Owens
John W. Conway, Chairman of the Board	B. Craig Owens

/s/ Richard H. Fearon	/s/ Caesar F. Sweitzer
Richard H. Fearon	Caesar F. Sweitzer

/s/ Andrea J. Funk	/s/ Jim L. Turner
Andrea J. Funk	Jim L. Turner

/s/ Stephen J. Hagge	/s/ William S. Urkiel
Stephen J. Hagge	William S. Urkiel

/s/ James H. Miller	/s/ Dwayne A. Wilson
James H. Miller	Dwayne A. Wilson

/s/ Josef M. Müller
Josef M. Müller