Form 10-Q
period 2022-03-31
CROWN HOLDINGS INC
filed 2022-04-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

There were 122,942,067 shares of Common Stock outstanding as of April 28, 2022.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$3,162	$2,564
Cost of products sold, excluding depreciation and amortization	2,547	1,982
Depreciation and amortization	115	112
Selling and administrative expense	157	143
Restructuring and other	(1)	—
Income from operations	344	327
Other pension and postretirement	(4)	(1)
Interest expense	54	69
Interest income	(3)	(2)
Foreign exchange	(10)	(2)
Income from continuing operations before taxes and equity in net earnings of affiliates	307	263
Provision for income taxes	78	65
Equity in net earnings of affiliates	17	2
Net income from continuing operations	246	200
Net income from discontinued operations	—	45
Net income	246	245
Net income from continuing operations attributable to noncontrolling interests	30	33
Net income from discontinued operations attributable to noncontrolling interests	—	1
Net income attributable to Crown Holdings	$216	$211

Net income from continuing operations attributable to Crown Holdings	$216	$167
Net income from discontinued operations attributable to Crown Holdings	—	44
Net income attributable to Crown Holdings	$216	$211

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	1.75	1.25
Basic earnings per common share from discontinued operations	—	0.33
Basic	$1.75	$1.58

Diluted earnings per common share from continuing operations	1.74	1.24
Diluted earnings per common share from discontinued operations	—	0.33
Diluted	$1.74	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$246	$245

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	13	(35)
Pension and other postretirement benefits	7	15
Derivatives qualifying as hedges	42	15
Total other comprehensive income / (loss)	62	(5)

Total comprehensive income	308	240
Net income attributable to noncontrolling interests	30	34
Translation adjustments attributable to noncontrolling interests	—	1
Derivatives qualifying as hedges attributable to noncontrolling interests	3	(1)
Comprehensive income attributable to Crown Holdings	$275	$206

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$389	$531
Receivables, net	2,170	1,889
Inventories	2,063	1,735
Prepaid expenses and other current assets	341	243
Current assets held for sale	99	97
Total current assets	5,062	4,495

Goodwill	3,006	3,007
Intangible assets, net	1,477	1,525
Property, plant and equipment, net	4,083	4,036
Operating lease right-of-use assets, net	196	191
Other non-current assets	606	604
Total assets	$14,430	$13,858

Liabilities and equity
Current liabilities
Short-term debt	$96	$75
Current maturities of long-term debt	1,137	135
Current portion of operating lease liabilities	36	42
Accounts payable	2,889	2,901
Accrued liabilities	931	966
Current liabilities held for sale	17	14
Total current liabilities	5,106	4,133

Long-term debt, excluding current maturities	5,654	6,052
Postretirement and pension liabilities	489	497
Non-current portion of operating lease liabilities	164	150
Other non-current liabilities	757	696
Commitments and contingent liabilities (Note I)
Noncontrolling interests	440	418
Crown Holdings shareholders’ equity	1,820	1,912
Total equity	2,260	2,330
Total liabilities and equity	$14,430	$13,858

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$246	$245
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115	127
Restructuring and other	(1)	2
Pension expense	8	12
Pension contributions	20	(5)
Stock-based compensation	10	11
Working capital changes and other	(699)	(777)
Net cash used for operating activities	(301)	(385)
Cash flows from investing activities
Capital expenditures	(117)	(135)
Acquisition of business, net of cash acquired	(23)	—
Net investment hedge	13	13
Proceeds from sale of discontinued operations, net of cash disposed	6	—
Proceeds from sale of property, plant and equipment	12	2
Other	(8)	—
Net cash used for investing activities	(117)	(120)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	158	(13)
Proceeds from long-term debt	601	36
Payments of long-term debt	(42)	(26)
Bond issuance costs	(7)	—
Foreign exchange derivatives related to debt	—	(4)
Payments of finance leases	(1)	(1)
Dividends paid to noncontrolling interests	(11)	(9)
Dividends paid to shareholders	(27)	(27)
Common stock issued	—	1
Common stock repurchased	(350)	(12)
Net cash provided by / (used for) financing activities	321	(55)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(11)
Net change in cash, cash equivalents and restricted cash	(133)	(571)
Cash, cash equivalents and restricted cash at January 1	593	1,238
Cash, cash equivalents and restricted cash at March 31	$460	$667

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2022	$929	$—	$3,180	$(1,898)	$(299)	$1,912	$418	$2,330
Net income			216			216	30	246
Other comprehensive income				59		59	3	62
Dividends paid to shareholders			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded			(1)		1	—		—
Stock-based compensation			10			10		10
Common stock repurchased			(335)		(15)	(350)		(350)
Balance at March 31, 2022	$929	$—	$3,043	$(1,839)	$(313)	$1,820	$440	$2,260

Balance at January 1, 2021	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
Net income			211			211	34	245
Other comprehensive loss				(5)		(5)		(5)
Dividends paid to shareholders			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		11				11		11
Common stock issued		1				1		1
Common stock repurchased		(11)			(1)	(12)		(12)
Balance at March 31, 2021	$929	$179	$4,722	$(3,198)	$(255)	$2,377	$431	$2,808

The accompanying notes are an integral part of these consolidated financial statements

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021 and of its cash flows for the three months ended March 31, 2022 and 2021. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

B.     Divestitures

On August 31, 2021, the Company completed the sale (the “Transaction”) of its European Tinplate business (the “Business”) to Kouti B.V., an affiliate of KPS Capital Partners LP. The Business comprised the Company’s European Food segment and its European Aerosol and Promotional Packaging reporting unit which was previously reported in Other. The Company received pre-tax proceeds of approximately €1.9 billion ($2.3 billion) from the Transaction and received a 20% minority interest in the Business. For the year ended December 31, 2021, the Company recorded a pre-tax loss of $101 and tax charges of $81 related to taxable gains on the sale of the Business.

Major components of net income from discontinued operations for the three months ended March 31, 2021 were as follows:

Three Months Ended March 31,
2021
Net sales	$514
Cost of products sold, excluding depreciation and amortization	418
Depreciation and amortization	16
Selling and administrative expense	21
Interest expense	2
Transaction costs	2
Income from discontinued operations before tax	55
Provision for income taxes	10
Net income from discontinued operations	45
Net income from discontinued operations attributable to noncontrolling interests	1
Net income from discontinued operations attributable to Crown Holdings	$44

Crown Holdings, Inc.

The Company accounted for the minority interest received in the Business under the equity method. The Company's share of income of the Business was $15 for the three months ended March 31, 2022 and is reported in Equity in net earnings of affiliates in the Consolidated Statement of Operations.

In October 2021, the Company signed an agreement to sell Transit Packaging's Kiwiplan business for approximately $182. The transaction is subject to customary regulatory approvals and is expected to close in the second quarter of 2022. In 2021, the business had net sales of $39. The Company expects to record an after tax gain of approximately $100 related to the transaction. The assets and liabilities of this business were classified as held for sale as of December 31, 2021. The transaction will not represent a strategic shift that will have a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation.

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$389	$531

Restricted cash included in prepaid expenses and other current assets	71	61
Restricted cash included in other non-current assets	—	1
Total restricted cash	71	62

Total cash, cash equivalents and restricted cash	$460	$593

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	March 31, 2022	December 31, 2021
Accounts receivable	$1,463	$1,289
Less: allowance for credit losses	(20)	(20)
Net trade receivables	1,443	1,269
Unbilled receivables	404	325
Miscellaneous receivables	323	295
Receivables, net	$2,170	$1,889

E.    Inventories

	March 31, 2022	December 31, 2021
Raw materials and supplies	$1,241	$1,094
Work in process	147	120
Finished goods	675	521
	$2,063	$1,735

Crown Holdings, Inc.

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2022			December 31, 2021
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,359	$(469)	$890	$1,363	$(443)	$920
Trade names	537	(90)	447	544	(86)	458
Technology	156	(93)	63	158	(88)	70
Long term supply contracts	141	(67)	74	137	(63)	74
Patents	14	(11)	3	15	(12)	3
	$2,207	$(730)	$1,477	$2,217	$(692)	$1,525

Net income from continuing operations for the three months ended March 31, 2022 and 2021 included amortization expense of $40, and $42, respectively.

G.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended
	March 31,
	2022	2021
Other costs / (income)	$1	$(8)
Asset impairments and sales	$(5)	$—
Restructuring	3	8
	$(1)	$—

For the three months ended March 31, 2022, asset impairments and sales related to various land and building sales in the Company's Asia-Pacific segment which were closed as part of prior restructuring actions.

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

During the three months ended March 31, 2022, the Company paid $3 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	57,000
New claims	300
Settlements or dismissals	(300)
Ending claims	57,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2021, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	17,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	1,500
Other states that have enacted asbestos legislation	6,000
Other states	19,500
Total claims outstanding	57,000

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

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2021	2020
Total claims	24%	23%
Pre-1965 claims in states without asbestos legislation	42%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2022.

As of March 31, 2022, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $234, including $192 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 82% of the claims outstanding at the end of 2021), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

The Commission's investigation is ongoing and, to date, the Commission has not officially charged the Company or any of its subsidiaries with violations of competition law.  The Company is cooperating with the Commission and submitted a leniency application with the Commission with respect to the findings of the investigation in Germany referenced above.  This application may lead to the reduction of possible future penalties. At this stage of the investigation, the Company believes that a loss is probable and is unable to estimate the range of any potential loss in excess of its accrual.

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

At March 31, 2022, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Crown Holdings, Inc.

J.    Derivative and Other Financial Instruments

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2022 mature between one and thirty-one months.

Crown Holdings, Inc.

The Company uses commodity forward contracts to hedge anticipated purchases of various commodities, primarily aluminum, and these exposures are hedged by a central treasury unit.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Often, foreign currency risk is generally hedged together with the related commodity price risk.

    The Company may also use interest rate swaps to convert interest on floating rate debt to a fixed-rate.

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and earnings from changes in the fair value of derivative instruments.

	Amount of gain/(loss) recognized in OCI
	Three Months Ended March 31,
Derivatives in cash flow hedges	2022	2021
Foreign exchange	$(5)	$(1)
Interest Rate	—	1
Commodities	50	25
	$45	$25

	Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended March 31,
Derivatives in cash flow hedges	2022	2021	Affected line items in the Statement of Operations
Foreign exchange	$(5)	$(1)	Net sales
Commodities	(11)	$(4)	Net sales
Foreign exchange	(1)	—	Cost of products sold
Commodities	26	19	Cost of products sold
	9	14	Income from continuing operations before taxes
	(3)	(4)	Provision for income taxes
	6	10	Net income from continuing operations
Foreign exchange	—	1	Net income from discontinued operations
Total reclassified	$6	$11	Net income

For the twelve-month period ending March 31, 2023, a net gain of $71 ($58, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the three months ended March 31, 2022 and 2021 in connection with anticipated transactions that were considered probable of not occurring.

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

Crown Holdings, Inc.

For the three months ended March 31, 2022 and 2021, the Company recorded a loss of $21 and a gain of $7 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

	Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended March 31,
Derivatives not designated as hedges	2022	2021	Affected line item in the Statement of Operations
Foreign exchange	$(4)	$(1)	Net sales
Foreign exchange	1	1	Cost of products sold
Foreign exchange	(10)	(13)	Foreign exchange
	$(13)	$(13)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2022, the Company recorded a gain of $17 ($10, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three months ended March 31, 2021, the Company recorded a gain of $54 ($54, net of tax) in other comprehensive income for these net investment hedges. As of March 31, 2022 and December 31, 2021, cumulative gains of $86 ($102, net of tax) and gains of $69 ($92, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €551 ($610) at March 31, 2022.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
	Three Months Ended March 31,
Derivatives designated as net investment hedges	2022	2021
Foreign exchange	$2	$22

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

Crown Holdings, Inc.

    Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	March 31, 2022	December 31, 2021	Balance Sheet classification	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$2	$3	Accrued liabilities	$3	$10
Foreign exchange contracts fair value	Prepaid expenses and other current assets	1	1	Accrued liabilities	6	2
Commodities contracts cash flow	Prepaid expenses and other current assets	107	53	Accrued liabilities	35	17
	Other non-current assets	20	2	Other non-current liabilities	9	1
Net investment hedge	Other non-current assets	51	49	Other non-current liabilities	—	—
		$181	$108		$53	$30
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$4	$3	Accrued liabilities	$7	$3
		$4	$3		$7	$3

Total derivatives		$185	$111		$60	$33

	Carrying amount of the hedged assets / liabilities
	March 31, 2022	December 31, 2021
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$31	$38
Receivables, net	16	21
Accounts payable	90	116

As of March 31, 2022 and December 31, 2021, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were net gains of $5 and $1.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2022
Derivative assets	$185	$44	$141
Derivative liabilities	60	44	16

Balance at December 31, 2021
Derivative assets	111	19	92
Derivative liabilities	33	19	14

    Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 were:

	March 31, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign exchange	$231	$241
Commodities	249	261
Derivatives designated as fair value hedges:
Foreign exchange	225	229
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	572	617

Crown Holdings, Inc.

K.    Debt

    The Company's outstanding debt was as follows:

	March 31, 2022		December 31, 2021
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$96	$96	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	179	179	50	50
Term loan facilities
U.S. dollar due 2024	988	985	1,002	997
Euro due 2024[1]	329	329	344	344
Senior notes and debentures:
€335 at 2.25% due 2023	371	370	381	380
€550 at 0.75% due 2023	609	607	626	624
€600 at 2.625% due 2024	664	661	683	680
€600 at 3.375% due 2025	664	660	683	679
U.S. dollar at 4.25% due 2026	400	397	400	396
U.S. dollar at 4.75% due 2026	875	867	875	867
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	555	551	570	565
U.S. dollar at 5.25% due 2030	500	493	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	304	304	217	217
Total long-term debt	6,828	6,791	6,221	6,187
Less current maturities	(1,139)	(1,137)	(136)	(135)
Total long-term debt, less current maturities	$5,689	$5,654	$6,085	$6,052
(1) €297 and €303 at March 31, 2022 and December 31, 2021
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,967 at March 31, 2022 and $6,548 at December 31, 2021.

In March 2022, the Company issued $500 principal amount of 5.250% senior unsecured notes due 2030. The notes were issued at par by Crown Americas LLC, a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries. The Company paid $7 in issuance costs that will be amortized over the term of the notes.

L.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2022	2021
Service cost	$5	$5
Interest cost	8	6
Expected return on plan assets	(19)	(15)
Recognized net loss	12	15
Net periodic cost	$6	$11

Crown Holdings, Inc.

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2022	2021
Service cost	$2	$3
Interest cost	4	9
Expected return on plan assets	(5)	(20)
Recognized net loss	1	9
Net periodic cost	$2	$1

	Three Months Ended
	March 31,
Other postretirement benefits	2022	2021
Interest cost	1	1
Recognized prior service credit	(5)	(7)
Recognized net loss	1	1
Net periodic benefit	$(3)	$(5)

In October 2021, the trustees of the Company's U.K. defined benefit pension plan (the "Plan") entered into a transaction to fully insure all of its U.K. pension liabilities. In 2021, the Company made a cash contribution of $271 to enable the Plan to purchase a bulk annuity insurance contract for the benefit of the Plan participants. The Company recorded a settlement charge of $1,511 in the fourth quarter of 2021, upon irrevocable transfer of the Plan's obligations. The Company expects $175 of the cash contribution to be repaid as the Plan sells its remaining illiquid assets. The Company was reimbursed $55 in the fourth quarter of 2021 and $24 in the first quarter of 2022.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

    The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
	March 31,
Details about accumulated other comprehensive income components	2022	2021	Affected line items in the statement of operations
Actuarial losses	$14	$25	Other pension and postretirement
Prior service credit	(5)	(7)	Other pension and postretirement
	9	18	Income from continuing operations before taxes
	(2)	(3)	Provision for income taxes
Total reclassified	7	15	Net income from continuing operations

M.    Capital Stock

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. The new authorization supersedes the previous authorization announced in February 2021, which authorized the repurchase of an aggregate amount of $1,500 of Company common stock through the end of 2023. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $350 of its shares during the three months ended March 31, 2022 and $950 of its shares during the twelve months ended December 31, 2021.

Crown Holdings, Inc.

For the three months ended March 31, 2022, the Company declared and paid cash dividends of $0.22 per share. Additionally, on April 28, 2022, the Company's Board of Directors declared a dividend of $0.22 per share payable on May 26, 2022 to shareholders of record as of May 12, 2022.

N.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2021	$(1,464)	$(1,759)	$30	$(3,193)
Other comprehensive (loss) / income before reclassifications	—	(34)	25	(9)
Amounts reclassified from accumulated other comprehensive income	15	—	(11)	4
Other comprehensive income / (loss)	15	(34)	14	(5)
Balance at March 31, 2021	$(1,449)	$(1,793)	$44	$(3,198)

Balance at January 1, 2022	$(768)	$(1,158)	$28	$(1,898)
Other comprehensive (loss) / income before reclassifications	—	13	45	58
Amounts reclassified from accumulated other comprehensive income	7	—	(6)	1
Other comprehensive income	7	13	39	59
Balance at March 31, 2022	$(761)	$(1,145)	$67	$(1,839)

See Note J and Note L for further details of amounts related to cash flow hedges and defined benefit plans.

O.     Revenue

For the three months ended March 31, 2022 and 2021, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2022	2021
Revenue recognized over time	$1,717	$1,390
Revenue recognized at a point in time	1,445	1,174
Total revenue	$3,162	$2,564

See Note Q for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $33 and $23 as of March 31, 2022 and December 31, 2021 included in prepaid and other current assets. During the three months ended March 31, 2022, the Company satisfied performance obligations related to contract assets at December 31, 2021 and also recorded new contract assets primarily related to work in process for the equipment business.

Crown Holdings, Inc.

P.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31,
	2022	2021
Net income from continuing operations attributable to Crown Holdings	$216	$167
Net income from discontinued operations attributable to Crown Holdings	—	44
Net income attributable to Crown Holdings	$216	$211

Weighted average shares outstanding:
Basic	123.6	133.6
Dilutive stock options and restricted stock	0.8	1.0
Diluted	124.4	134.6

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	$1.75	$1.25
Basic earnings per common share from discontinued operations	—	0.33
Basic earnings per share	$1.75	$1.58

Diluted earnings per common share from continuing operations	$1.74	$1.24
Diluted earnings per common share from discontinued operations	—	0.33
Diluted earnings per share	$1.74	$1.57

For the three months ended March 31, 2022, 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

Q.    Segment Information

The Company evaluates performance and allocates resources based on segment income, which is not a defined term under GAAP. The Company defines segment income as income from operations adjusted to exclude intangibles amortization charges, Restructuring and Other and the impact of fair value adjustments to inventory acquired in an acquisition. Segment income should not be considered in isolation or as a substitute for net income prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments.

	External Sales
	Three Months Ended
	March 31,
	2022	2021
Americas Beverage	$1,226	$993
European Beverage	510	389
Asia Pacific	413	331
Transit Packaging	657	557
Total reportable segments	2,806	2,270
Other	356	294
Total	$3,162	$2,564

Crown Holdings, Inc.

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales
	Three Months Ended
	March 31,
	2022	2021
European Beverage	$30	$36
Transit Packaging	8	7
Total reportable segments	38	43
Other	29	30
Total	$67	$73

Intersegment sales primarily include sales of cans, ends and parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31,
	2022	2021
Americas Beverage	$164	$188
European Beverage	53	62
Asia Pacific	53	52
Transit Packaging	61	70
Total reportable segments	$331	$372

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2022	2021
Segment income of reportable segments	$331	$372
Segment income of other	94	36
Corporate and unallocated items	(42)	(39)
Restructuring and other	1	—
Amortization of intangibles	(40)	(42)
Other pension and postretirement	4	1
Interest expense	(54)	(69)
Interest income	3	2
Foreign exchange	10	2
Income from continuing operations before taxes and equity in net earnings of affiliates	$307	$263

For the three months ended March 31, 2022 and 2021, intercompany profits of $4 and $2 were eliminated within segment income of other segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2022 compared to 2021 and changes in financial condition and liquidity from December 31, 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to deploy capital into its global beverage can operations to expand production capacity to support growing customer demand in alcoholic and non-alcoholic drink categories. Beverage cans are the world's most sustainable and recycled beverage packaging and continue to gain market share in new beverage product launches. The Company continues to drive brand differentiation by increasing its ability to offer multiple product sizes.

For several years, global industry demand for beverage cans has been growing. In North America, beverage can growth has accelerated in recent years mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe, Mexico and Southeast Asia have also experienced higher volumes and market expansion.

The Company's capital allocation strategy also focuses on reducing leverage and returning capital to shareholders in the form of dividends and the repurchase of Company shares. In December 2021, the Board of Directors authorized the repurchase of $3.0 billion in Company common stock through the end of 2024.

The Company continues to actively elevate its commitment to sustainability, which is a core value of the Company. In 2020, the Company debuted Twentyby30, a robust program that outlines twenty measurable, science based, environmental, social and governance goals to be completed by 2030 or sooner. In September 2021, the Company joined The Climate Pledge, a commitment to be net-zero carbon across business operations by 2040.

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

To date the war between Russia and the Ukraine has not had a material impact on the Company's business, financial condition or results of operations. However, the Company may experience shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine war on the global economy.

Results of Operations

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and Other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European Beverage segment, the Chinese renminbi and the Thai baht in the Company's Asia Pacific segment and the euro in the Company's Transit Packaging segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2022	2021
Net sales	$3,162	$2,564

Net sales increased primarily due to the pass-through of higher material costs across each of the Company's businesses and higher sales unit volumes in the Company's European and Asia Pacific beverage can businesses, partially offset by $42 from the impact of unfavorable foreign currency translation for the three months ended March 31, 2022.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in these markets, the Company began commercial production at a new two-line plant in Bowling Green, Kentucky in the second quarter of 2021 and on a third line at its Olympia, Washington plant in the third quarter of 2021. The Company also announced construction of a new two-line plant in Martinsville, Virginia which is expected to commence operations late in 2022 and a new two-line plant in Mesquite, Nevada which is expected to commence operations in 2023.

In December 2021, the Bowling Green plant sustained tornado damage, resulting in curtailment of operations of the plant. The Company resumed operations in March 2022. However, it will continue to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returns to full operational capacity and during a shut-down period expected in the back half of 2022 to complete final repairs to the plant. The Company has property and business interruption insurance policies for weather related events that include these incremental expenses. The Company recognizes insurance recoveries for incremental costs incurred as the recoveries become probable. The plant is expected to be at full operational capacity by the end of the fourth quarter 2022.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. To meet volume requirements in these markets, the Company began commercial production on a second line at its Rio Verde, Brazil facility in 2021. The Company has also begun construction of a two-line facility in Uberaba, Brazil which is expected to begin production in 2022. Additionally, production on a second line at the Company's Monterrey, Mexico facility started in April 2022.

    Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net sales	$1,226	$993
Segment income	164	188

Net sales increased primarily due to the pass-through of higher aluminum costs, partially offset by 23% lower sales unit volumes in Brazil.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income decreased primarily due to lower sales unit volumes in Brazil, operating costs that were not fully passed through in selling price, and approximately $20 from incremental costs and lost profits associated with the Bowling Green tornado during the three months ended March 31, 2022 and $4 of increased depreciation associated with recent capacity additions.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. The Company has announced construction of a new plant in Peterborough, U.K. and a new can line in the Agoncillo, Spain plant which are expected to commence operations during the first quarter of 2023.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net sales	$510	$389
Segment income	53	62

Net sales increased primarily due to the pass-through of higher aluminum costs and 6% higher sales unit volumes partially offset by $16 from the impact of unfavorable foreign currency translation.

Segment income decreased primarily due to inflation on operating costs that were not fully passed through in selling price and $3 from the impact of unfavorable foreign currency translation, partially offset by higher sales unit volumes.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. The Company began commercial production at a new beverage can plant in Vung Tau, Vietnam during the third quarter of 2021 and on a second line in the Hanoi, Vietnam beverage can plant in 2021. Additionally, the Company expects to commercialize production on a fifth line across two plants in Phnom Penh, Cambodia during 2022.
    Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net sales	$413	$331
Segment income	53	52

Net sales increased due to the pass-through of higher raw material costs and 20% higher sales unit volumes in Vietnam as coronavirus pandemic restrictions ease, partially offset by $8 from the impact of unfavorable foreign currency translation.

Segment income was comparable as higher sales unit volumes were partially offset by higher operating costs that were not fully passed through in selling price.

Transit Packaging

The Transit Packaging segment includes the Company's global industrial and protective solutions and equipment and tools businesses. Industrial and protective solutions includes steel strap, plastic strap and industrial film and other

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

related products that are used in a wide range of industries, and transit protection products used for a wide range of industrial and consumer products. Equipment and tools includes manual, semi-automatic and automatic equipment and tools used in end-of-line operations to apply industrial solutions consumables.
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net sales	$657	$557
Segment income	61	70

Net sales increased primarily due to the pass-through of higher raw material costs and higher sales unit volumes partially offset by $19 from the impact of unfavorable foreign currency translation.

Segment income decreased primarily due to inflation on operating costs that were not fully passed through in selling price and $3 from the unfavorable impact of foreign currency translation.

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

Net sales and segment income in Other were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net sales	$356	$294
Segment income	94	36

Net sales increased primarily due to the pass-through of higher tinplate costs in the Company's North America food can, aerosol can and closures businesses in North America.

Segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to higher self-made two-piece food can sales unit volumes, inflationary price increases and $35 arising from lower cost inventory from prior year-end.

Corporate and unallocated

	Three Months Ended
	March 31,
	2022	2021
Corporate and unallocated expense	$(42)	$(39)

Corporate and unallocated expenses were comparable for the three months ended March 31, 2022 compared to 2021.

    Interest expense

For the three months ended March 31, 2022 compared to 2021, interest expense decreased from $69 to $54 due to lower outstanding debt balances.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Equity in net earnings of affiliates

For the three months ended March 31, 2022 compared to 2021, equity in net earnings of affiliates increased from $2 to $17. In August 2021, the Company completed the sale of its European Tinplate business and received a 20% ownership interest in the business which is reported in equity in net earnings of affiliates.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $385 for the three months ended March 31, 2021 to $301 for the three months ended March 31, 2022. The decrease in cash used for operating activities was primarily due to changes in working capital and $24 received for partial reimbursement of the contribution made in 2021 to fully settle the U.K. pension plan obligation. See Note L for more information regarding the settlement of the U.K. pension plan obligation.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, increased from 37 days as of March 31, 2021 to 41 days as of March 31, 2022.

Inventory turnover increased from 58 days at March 31, 2021 to 65 days at March 31, 2022.

Days outstanding for trade payables increased from 82 days at March 31, 2021 to 97 days at March 31, 2022.
Investing Activities

Cash used for investing activities was comparable for the three months ended March 31, 2022 compared to 2021.

The Company currently expects capital expenditures in 2022 to be approximately $1 billion.

Financing Activities

Financing activities used cash of $55 for the three months ended March 31, 2021 and provided cash of $321 for the three months ended March 31, 2022.

The Company had higher net borrowings in 2022 primarily from the issuance of $500 principal amount of 5.250% senior unsecured notes due 2030. See Note L for more information. Additionally, during the three months ended March 31, 2022, the Company repurchased $350 of common stock.

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $389. As of March 31, 2022, $335 of the Company's $389 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the

U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $287 was held by subsidiaries for which earnings are considered indefinitely reinvested.

As of March 31, 2022, the Company had $1,403 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less outstanding standby letters of credit of $68 and $179 of credit facility borrowings. The Company could have borrowed this amount at March 31, 2022 and still have been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 3.35 to 1.0 at March 31, 2022 was in compliance with the covenant requiring a ratio of no greater than 5.0 to 1.0. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2022.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

As of March 31, 2022, the Company's €335 ($371) 2.25% senior notes and its €550 ($609) 0.75% senior notes both due in February 2023 were classified as current maturities of long-term debt. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

In March 2022, the Company amended its securitization facility to increase the program limit from $500 to $700. This securitization facility expires in July 2023.

Capital Resources

As of March 31, 2022, the Company had approximately $126 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows from operations.

Contractual Obligations

There were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which information is incorporated herein by reference.

Supplemental Guarantor Financial Information

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

Crown Cork Obligor Group

Three Months Ended
March 31, 2022
Net sales	$—
Gross Profit	—
Income from operations	(1)
Net income from continuing operations[1]	(14)
Net income attributable to Crown Holdings[1]	(14)
(1) Includes $11 of expense related to intercompany interest with non-guarantor subsidiaries

	March 31, 2022	December 31, 2021
Current assets	$4	$7
Non-current assets	24	27
Current liabilities	57	72
Non-current liabilities[1]	5,679	5,286
(1) Includes payables of $4,916 and $4,560 due to non-guarantor subsidiaries as of March 31, 2022 and December 31, 2021

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Crown Americas Obligor Group

Three Months Ended
March 31, 2022
Net sales[1]	$1,286
Gross profit[2]	228
Income from operations[2]	101
Net income attributable to continuing operations[3]	70
Net income attributable to Crown Holdings[3]	70
(1) Includes $122 of sales to non-guarantor subsidiaries
(2) Includes $12 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $7 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

	March 31, 2022	December 31, 2021
Current assets[1]	$1,286	$1,078
Non-current assets[2]	3,528	3,495
Current liabilities[3]	1,372	1,330
Non-current liabilities[4]	5,242	4,761
(1) Includes receivables of $43 and $48 due from non-guarantor subsidiaries as of March 31, 2022 and December 31, 2021
(2) Includes receivables of $167 and $180 due from non-guarantor subsidiaries as of March 31, 2022 and December 31, 2021
(3) Includes payables of $31 and $35 due to non-guarantor subsidiaries as of March 31, 2022 and December 31, 2021
(4) Includes payables of $1,326 and $1,397 due to non-guarantor subsidiaries as of March 31, 2022 and December 31, 2021

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements, as applicable, are included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note H and commitments and contingencies in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which are not historical facts (including any statements concerning the direct or indirect impact of the COVID-19 pandemic, plans, the sale of the Company's European Tinplate business (including whether the sale will ultimately prove to be beneficial to the Company) and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company

Crown Holdings, Inc.

and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A of Part II below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2022, see Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2022, the Company had $1.6 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended March 31, 2022. The table excludes 146,857 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended March 31, 2022.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
January	1,102,122	$110.55	1,102,122	$2,878
February	1,271,458	$117.47	1,271,458	$2,729
March	496,125	$123.03	496,125	$2,668
	2,869,705		2,869,705

(1) In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3.0 billion of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a) Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 28, 2022 (the “Annual Meeting”). As of March 8, 2022, the record date for the meeting, 123,595,668 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 109,160,212 shares of Common Stock were present or represented at the meeting.

Crown Holdings, Inc.

(b) The following individuals were nominated and elected to serve as directors:

Timothy J. Donahue, Richard H. Fearon, Andrea J. Funk, Stephen J. Hagge, James H. Miller, Josef M. Müller, B. Craig Owens, Caesar F. Sweitzer, Marsha C. Williams and Dwayne A. Wilson.

At the Annual Meeting, the Company’s Shareholders voted on the five matters below as follows:

1)The Company's Shareholders elected the following directors pursuant to the following vote:

Directors	Votes For	Votes Withheld	Broker Non-Vote

Timothy J. Donahue	97,088,969	7,105,731	4,965,512

Richard H. Fearon	100,193,408	4,001,292	4,965,512

Andrea J. Funk	103,360,308	834,392	4,965,512

Stephen J. Hagge	102,178,776	2,015,924	4,965,512

James H. Miller	97,770,910	6,423,790	4,965,512

Josef M. Müller	102,498,462	1,696,238	4,965,512

B. Craig Owens	103,437,726	756,974	4,965,512

Caesar F. Sweitzer	102,170,244	2,024,456	4,965,512

Marsha C. Williams	101,058,430	3,136,270	4,965,512

Dwayne A. Wilson	103,105,067	1,089,633	4,965,512

2)The Company's Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2022 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
104,078,734	4,942,964	138,514	—

3)The Company's Shareholders approved, by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2022 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
98,232,464	5,495,127	467,109	4,965,512

4)The Company's Shareholders approved the adoption of the 2022 Stock-Based Incentive Compensation Plan pursuant to the following vote:

Crown Holdings, Inc.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
99,657,951	4,106,473	430,275	4,965,512
5)The Company's Shareholders approved the Shareholder proposal requesting the adoption of a By-law granting Shareholders the right to call a special meeting pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
103,058,181	936,784	199,735	4,965,512

Item 6.    Exhibits

10.o	Crown Holdings, Inc. 2022 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 21, 2022 (File No. 000-50189)).

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: April 29, 2022