Form 10-Q
period 2022-06-30
CROWN HOLDINGS INC
filed 2022-08-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

There were 121,166,377 shares of Common Stock outstanding as of July 28, 2022.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$3,510	$2,856	$6,672	$5,420
Cost of products sold, excluding depreciation and amortization	2,861	2,244	5,408	4,226
Depreciation and amortization	116	111	231	223
Selling and administrative expense	140	147	297	290
Restructuring and other	(73)	(31)	(74)	(31)
Income from operations	466	385	810	712
Other pension and postretirement	(4)	(2)	(8)	(3)
Interest expense	64	68	118	137
Interest income	(3)	(1)	(6)	(3)
Foreign exchange	7	1	(3)	(1)
Income from continuing operations before taxes and equity in net earnings of affiliates	402	319	709	582
Provision for income taxes	85	146	163	211
Equity in net earnings of affiliates	12	3	29	5
Net income from continuing operations	329	176	575	376
Net income / (loss) from discontinued operations	—	(3)	—	42
Net income	329	173	575	418
Net income from continuing operations attributable to noncontrolling interests	34	45	64	78
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	1
Net income attributable to Crown Holdings	$295	$128	$511	$339

Net income from continuing operations attributable to Crown Holdings	$295	$131	$511	$298
Net income / (loss) from discontinued operations attributable to Crown Holdings	—	(3)	—	41
Net income attributable to Crown Holdings	$295	$128	$511	$339

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	2.44	0.98	4.18	2.23
Basic earnings / (loss) per common share from discontinued operations	—	(0.02)	—	0.31
Basic	$2.44	$0.96	$4.18	$2.54

Diluted earnings per common share from continuing operations	2.43	0.97	4.15	2.22
Diluted earnings / (loss) per common share from discontinued operations	—	(0.02)	—	0.30
Diluted	$2.43	$0.95	$4.15	$2.52

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$329	$173	$575	$418

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(42)	44	(29)	9
Pension and other postretirement benefits	11	15	18	30
Derivatives qualifying as hedges	(86)	17	(44)	32
Total other comprehensive income / (loss)	(117)	76	(55)	71

Total comprehensive income	212	249	520	489
Net income attributable to noncontrolling interests	34	45	64	79
Translation adjustments attributable to noncontrolling interests	(4)	—	(4)	(1)
Derivatives qualifying as hedges attributable to noncontrolling interests	(6)	1	(3)	2
Comprehensive income attributable to Crown Holdings	$188	$203	$463	$409

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$438	$531
Receivables, net	2,151	1,889
Inventories	2,197	1,735
Prepaid expenses and other current assets	298	243
Current assets held for sale	17	97
Total current assets	5,101	4,495

Goodwill	2,943	3,007
Intangible assets, net	1,406	1,525
Property, plant and equipment, net	4,133	4,036
Operating lease right-of-use assets, net	219	191
Other non-current assets	597	604
Total assets	$14,399	$13,858

Liabilities and equity
Current liabilities
Short-term debt	$76	$75
Current maturities of long-term debt	1,088	135
Current portion of operating lease liabilities	43	42
Accounts payable	3,175	2,901
Accrued liabilities	974	966
Current liabilities held for sale	—	14
Total current liabilities	5,356	4,133

Long-term debt, excluding current maturities	5,466	6,052
Postretirement and pension liabilities	473	497
Non-current portion of operating lease liabilities	182	150
Other non-current liabilities	732	696
Commitments and contingent liabilities (Note I)
Noncontrolling interests	451	418
Crown Holdings shareholders’ equity	1,739	1,912
Total equity	2,190	2,330
Total liabilities and equity	$14,399	$13,858

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$575	$418
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	231	239
Loss on classification as held for sale	—	70
Restructuring and other	(74)	(23)
Pension expense	16	25
Pension contributions	33	(11)
Stock-based compensation	16	17
Working capital changes and other	(601)	(566)
Net cash provided by operating activities	196	169
Cash flows from investing activities
Capital expenditures	(310)	(325)
Net investment hedge	13	13
Proceeds from sale of businesses, net of cash received	182	—
Acquisition of businesses, net of cash acquired	(31)	—
Proceeds from sale of property, plant and equipment	15	2
Other	1	(1)
Net cash used for investing activities	(130)	(311)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	122	(40)
Proceeds from long-term debt	603	35
Payments of long-term debt	(75)	(36)
Bond issuance costs	(7)	—
Foreign exchange derivatives related to debt	(4)	(8)
Payments of finance leases	(1)	(1)
Dividends paid to noncontrolling interests	(24)	(24)
Dividends paid to shareholders	(53)	(53)
Common stock issued	1	1
Common stock repurchased	(600)	(297)
Net cash used for financing activities	(38)	(423)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(9)
Net change in cash, cash equivalents and restricted cash	(67)	(574)
Cash, cash equivalents and restricted cash at January 1	593	1,238
Cash, cash equivalents and restricted cash at June 30	$526	$664

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2022	$929	$—	$3,180	$(1,898)	$(299)	$1,912	$418	$2,330
Net income			216			216	30	246
Other comprehensive income				59		59	3	62
Dividends paid to shareholders			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded			(1)		1	—		—
Stock-based compensation			10			10		10
Common stock repurchased			(335)		(15)	(350)		(350)
Balance at March 31, 2022	$929	$—	$3,043	$(1,839)	$(313)	$1,820	$440	$2,260
Net income			295			295	34	329
Other comprehensive income				(107)		(107)	(10)	(117)
Dividends paid to shareholders			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(13)	(13)
Restricted stock awarded			(1)		1	—		—
Stock-based compensation			6			6		6
Common stock issued			1			1		1
Common stock repurchased			(239)		(11)	(250)		(250)
Balance at June 30, 2022	$929	$—	$3,079	$(1,946)	$(323)	$1,739	$451	$2,190

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2021	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
Net income			211			211	34	245
Other comprehensive income				(5)		(5)	—	(5)
Dividends paid to shareholders			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		11				11		11
Common stock issued		1				1		1
Common stock repurchased		(11)			(1)	(12)		(12)
Balance at March 31, 2021	$929	$179	$4,722	$(3,198)	$(255)	$2,377	$431	$2,808
Net income			128			128	45	173
Other comprehensive income				75		75	1	76
Dividends paid to shareholders			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(15)	(15)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		6				6		6
Common stock repurchased		(184)	(100)		(14)	(298)		(298)
Balance at June 30, 2021	$929	$—	$4,724	$(3,123)	$(268)	$2,262	$462	$2,724

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and of its cash flows for the six months ended June 30, 2022 and 2021. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

Major components of net income from discontinued operations for the three and six months ended June 30, 2021 were as follows:

Crown Holdings, Inc.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Net sales	$605	$1,119
Cost of products sold, excluding depreciation and amortization	490	908
Depreciation and amortization	—	16
Selling and administrative expense	22	43
Other pension and postretirement	1	1
Interest expense	2	4
Foreign exchange	(1)	(1)
Loss on sale of discontinued businesses	70	70
Transaction costs	6	8
Income from discontinued operations before tax	15	70
Provision for income taxes	18	28
Net income / (loss) from discontinued operations	(3)	42
Net income from discontinued operations attributable to noncontrolling interests	—	1
Net income / (loss) from discontinued operations attributable to Crown Holdings	$(3)	$41

The Business had capital expenditures of $20 for the six months ended June 30, 2021.

The Company accounted for the minority interest received in the Business under the equity method. The Company's share of income of the Business was $8 and $23, respectively, for the three and six months ended June 30, 2022 and is reported in Equity in net earnings of affiliates in the Consolidated Statement of Operations.

In April 2022, the Company completed the sale of the Transit Packaging segment's Kiwiplan business and received pre-tax proceeds of $180. The Company recorded a pre-tax gain of $113 ($102, net of tax) on the sale, which is reported in Restructuring and other in the Consolidated Statement of Operations. The transaction did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation.

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$438	$531

Restricted cash included in prepaid expenses and other current assets	88	61
Restricted cash included in other non-current assets	—	1
Total restricted cash	88	62

Total cash, cash equivalents and restricted cash	$526	$593

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

D.    Receivables

	June 30, 2022	December 31, 2021
Accounts receivable	$1,407	$1,289
Less: allowance for credit losses	(20)	(20)
Net trade receivables	1,387	1,269
Unbilled receivables	399	325
Miscellaneous receivables	365	295
Receivables, net	$2,151	$1,889

In December 2021, the Company's Bowling Green plant sustained tornado damage, resulting in curtailment of operations. The Company resumed operations in March 2022. However, it will continue to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returns to full operational capacity. The Company has property and business interruption insurance policies for weather related events that include these incremental expenses. The Company recognizes insurance recoveries for losses incurred as the recoveries become probable. Insurance recoveries for lost profits are not recognized until they are realized.

During the six months ended June 30, 2022, the Company received insurance proceeds of $30 for business interruption, including incremental expenses, and $15 for property damage. As of June 30, 2022, the Company has recorded an insurance receivable of $25 for incremental expenses incurred that the Company expects to be reimbursed under the terms of its insurance policy.

E.    Inventories

	June 30, 2022	December 31, 2021
Raw materials and supplies	$1,395	$1,094
Work in process	160	120
Finished goods	642	521
	$2,197	$1,735

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2022			December 31, 2021
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,332	$(485)	$847	$1,363	$(443)	$920
Trade names	522	(93)	429	544	(86)	458
Technology	152	(96)	56	158	(88)	70
Long term supply contracts	141	(69)	72	137	(63)	74
Patents	11	(9)	2	15	(12)	3
	$2,158	$(752)	$1,406	$2,217	$(692)	$1,525

Net income from continuing operations for the three and six months ended June 30, 2022 and 2021 included amortization expense of $39 and $79 and $41 and $83.

Crown Holdings, Inc.

G.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Asset sales and impairments	$(110)	$(1)	(115)	(1)
Restructuring	35	6	38	14
Other costs / (income)	$2	$(36)	$3	$(44)
	$(73)	$(31)	$(74)	$(31)

For the three and six months ended June 30, 2022, asset sales and impairments primarily relates to the $113 gain on sale of the Kiwiplan business. For the six months ended June 30, 2022, asset sales and impairments also included various land and building sales in the Company's Asia-Pacific segment which were closed as part of prior restructuring actions.

For the three and six months ended June 30, 2022, restructuring included $29 of charges related to an overhead cost reduction program initiated by the Company's Transit Packaging segment. The Company expects to reduce headcount by approximately 600 employees.

For the three and six months ended June 30, 2021, other income included gains of $30 arising from favorable court rulings in lawsuits brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by the local tax authorities for indirect taxes paid in prior years.

At June 30, 2022, the Company had a restructuring accrual of $32, primarily related to the headcount reductions and other internal reorganizations within the Transit Packaging segment. The Company expects to pay these amounts over the next twelve months.

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

During the six months ended June 30, 2022, the Company paid $10 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	57,000
New claims	500
Settlements or dismissals	(500)
Ending claims	57,000

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

Crown Holdings, Inc.

	2021	2020
Total claims	24%	23%
Pre-1965 claims in states without asbestos legislation	42%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2022.

As of June 30, 2022, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $227, including $186 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany.

Crown Holdings, Inc.

In July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of $8.

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

At June 30, 2022, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2022 mature between one and thirty months.

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

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2022	2021	2022	2021
Foreign exchange	$—	$—	$(5)	$(1)
Interest Rate	—	1	—	2
Commodities	(66)	30	(16)	55
	$(66)	$31	$(21)	$56

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2022	2021	2022	2021	Affected line items in the Statement of Operations
Foreign exchange	$(1)	$—	$(6)	$(1)	Net sales
Commodities	(3)	$(16)	(14)	(20)	Net sales
Foreign exchange	—	—	(1)	—	Cost of products sold, excluding depreciation and amortization
Commodities	22	36	48	55	Cost of products sold, excluding depreciation and amortization
	18	20	27	34	Income from continuing operations before taxes and equity in net earnings of affiliates
	(4)	(5)	(7)	(9)	Provision for income taxes
	14	15	20	25	Net income from continuing operations
Foreign exchange	—	(1)	—	—	Net income / (loss) from discontinued operations
Commodities	—	1	—	1	Net income / (loss) from discontinued operations
Total reclassified	$14	$15	$20	$26	Net income

For the twelve-month period ending June 30, 2023, a net loss of $13 ($11, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the six months ended June 30, 2022 and 2021 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three and six months ended June 30, 2022, the Company recorded a gain of $6 and a loss of $15 from foreign exchange contracts designated as fair value hedges. For the three and six months ended June 30, 2021, the Company recorded losses of $13 and $6 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not quality for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes arising from re-measurement of the related hedged items.

Crown Holdings, Inc.

The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income on derivative		Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedges	2022	2021	2022	2021	Affected line item in the Statement of Operations
Foreign exchange	$1	$—	$(3)	$(1)	Net sales
Foreign exchange	3	(1)	4	—	Cost of products sold
Foreign exchange	(4)	2	(14)	(11)	Foreign exchange
	$—	$1	$(13)	$(12)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2022, the Company recorded gains of $33 ($26, net of tax) and $50 ($36, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and six months ended June 30 2021, the Company recorded a loss of $13 ($13, net of tax) and a gain of $41 ($41, net of tax) in other comprehensive income for these net investment hedges. As of June 30, 2022 and December 31, 2021, cumulative gains of $119 ($128, net of tax) and gains of $69 ($92, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €553 ($579) at June 30, 2022.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months ended June 30,		Six months ended June 30,
Derivatives designated as net investment hedges	2022	2021	2022	2021
Foreign exchange	$37	$4	$39	$26

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

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	June 30, 2022	December 31, 2021	Balance Sheet classification	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$4	$3	Accrued liabilities	$2	$10
Foreign exchange contracts fair value	Prepaid expenses and other current assets	7	1	Accrued liabilities	4	2
Commodities contracts cash flow	Prepaid expenses and other current assets	24	53	Accrued liabilities	38	17
	Other non-current assets	2	2	Other non-current liabilities	7	1
Net investment hedge	Other non-current assets	99	49	Other non-current liabilities	—	—
		$136	$108		$51	$30
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$10	$3	Accrued liabilities	$13	$3
		$10	$3		$13	$3

Total derivatives		$146	$111		$64	$33

	Carrying amount of the hedged assets / liabilities
	June 30, 2022	December 31, 2021
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$38	$38
Receivables, net	11	21
Accounts payable	115	116

As of June 30, 2022 and December 31, 2021, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were a net loss of $3 and a net gain of $1.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2022
Derivative assets	$146	$20	$126
Derivative liabilities	64	20	44

Balance at December 31, 2021
Derivative assets	111	19	92
Derivative liabilities	33	19	14

    Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 were:

	June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign exchange	$231	$241
Commodities	328	261
Derivatives designated as fair value hedges:
Foreign exchange	234	229
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	590	617

Crown Holdings, Inc.

K.    Debt

    The Company's outstanding debt was as follows:

	June 30, 2022		December 31, 2021
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$76	$76	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	150	150	50	50
Term loan facilities
U.S. dollar due 2024	974	971	1,002	997
Euro due 2024[1]	305	305	344	344
Senior notes and debentures:
€335 at 2.25% due 2023	351	350	381	380
€550 at 0.75% due 2023	576	575	626	624
€600 at 2.625% due 2024	628	625	683	680
€600 at 3.375% due 2025	628	625	683	679
U.S. dollar at 4.25% due 2026	400	397	400	396
U.S. dollar at 4.75% due 2026	875	868	875	867
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	525	521	570	565
U.S. dollar at 5.25% due 2030	500	493	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	286	286	217	217
Total long-term debt	6,588	6,554	6,221	6,187
Less current maturities	(1,088)	(1,088)	(136)	(135)
Total long-term debt, less current maturities	$5,500	$5,466	$6,085	$6,052
(1) €291 and €303 at June 30, 2022 and December 31, 2021
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,528 at June 30, 2022 and $6,548 at December 31, 2021.

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

L.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – U.S. plans	2022	2021	2022	2021
Service cost	$5	$6	$10	$11
Interest cost	8	6	15	12
Expected return on plan assets	(19)	(16)	(37)	(31)
Recognized net loss	12	15	24	30
Net periodic cost	$6	$11	$12	$22

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – Non-U.S. plans	2022	2021	2022	2021
Service cost	$2	$4	$4	$7
Interest cost	3	9	6	18
Expected return on plan assets	(6)	(21)	(11)	(41)
Recognized net loss	1	10	2	19
Net periodic cost	$—	$2	$1	$3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other postretirement benefits	2022	2021	2022	2021
Interest cost	1	—	2	1
Recognized prior service credit	(5)	(6)	(10)	(13)
Recognized net loss	1	1	1	2
Net periodic benefit	$(3)	$(5)	$(7)	$(10)

In October 2021, the trustees of the Company's U.K. defined benefit pension plan (the "Plan") entered into a transaction to fully insure all of its U.K. pension liabilities. In 2021, the Company made a cash contribution to enable the Plan to purchase a bulk annuity insurance contract for the benefit of the Plan participants. The Company recorded a settlement charge of $1,511 in the fourth quarter of 2021, upon irrevocable transfer of the Plan's obligations. The Company expects £127 ($154 as of June 30, 2022) of the cash contribution to be repaid as the Plan sells its remaining illiquid assets, of which £71 ($92) has been received to date.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

    The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Details about accumulated other comprehensive income components	2022	2021	2022	2021	Affected line items in the statement of operations
Actuarial losses	$14	$26	$27	$51	Other pension and postretirement
Prior service credit	(5)	(6)	(10)	(13)	Other pension and postretirement
	9	20	17	38	Income from continuing operations before taxes and equity in net earnings of affiliates
	(2)	(5)	(4)	(8)	Provision for income taxes
Total reclassified	7	15	13	30	Net income from continuing operations

M.    Capital Stock

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $600 of its shares during the six months ended June 30, 2022 and $950 of its shares during the twelve months ended December 31, 2021.

Crown Holdings, Inc.

For the three and six months ended June 30, 2022, the Company declared and paid cash dividends of $0.22 per share and $0.44 per share. Additionally, on July 28, 2022, the Company's Board of Directors declared a dividend of $0.22 per share payable on August 25, 2022 to shareholders of record as of August 11, 2022.

N.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2021	$(1,464)	$(1,759)	$30	$(3,193)
Other comprehensive income before reclassifications	—	10	56	66
Amounts reclassified from accumulated other comprehensive income	30	—	(26)	4
Other comprehensive income	30	10	30	70
Balance at June 30, 2021	$(1,434)	$(1,749)	$60	$(3,123)

Balance at January 1, 2022	$(768)	$(1,158)	$28	$(1,898)
Other comprehensive (loss) / income before reclassifications	—	(25)	(21)	(46)
Amounts reclassified from accumulated other comprehensive income	18	—	(20)	(2)
Other comprehensive income	18	(25)	(41)	(48)
Balance at June 30, 2022	$(750)	$(1,183)	$(13)	$(1,946)

See Note J and Note L for further details of amounts related to cash flow hedges and defined benefit plans.

O.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue recognized over time	$1,883	$1,531	$3,600	$2,921
Revenue recognized at a point in time	1,627	1,325	3,072	2,499
Total revenue	$3,510	$2,856	$6,672	$5,420

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $34 and $23 as of June 30, 2022 and December 31, 2021 included in prepaid and other current assets. During the three and six months ended June 30, 2022, the Company satisfied performance obligations related to contract assets at December 31, 2021 and also recorded new contract assets primarily related to work in process for the equipment business.

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

During the three and six months ended June 30, 2021, the Company also recorded an income tax benefit of $5 related to a tax law change in the U.K.

Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income from continuing operations attributable to Crown Holdings	$295	$131	$511	$298
Net income / (loss) from discontinued operations attributable to Crown Holdings	—	(3)	—	41
Net income attributable to Crown Holdings	$295	$128	$511	$339

Weighted average shares outstanding:
Basic	121.0	133.1	122.3	133.4
Dilutive stock options and restricted stock	0.6	1.1	0.7	1.0
Diluted	121.6	134.2	123.0	134.4

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	$2.44	$0.98	$4.18	$2.23
Basic earnings / (loss) per common share from discontinued operations	—	(0.02)	—	0.31
Basic earnings per share	$2.44	$0.96	$4.18	$2.54

Diluted earnings per common share from continuing operations	$2.43	$0.97	$4.15	$2.22
Diluted earnings / (loss) per common share from discontinued operations	—	(0.02)	—	0.30
Diluted earnings per share	$2.43	$0.95	$4.15	$2.52

For the three and six months ended June 30, 2022, 0.2 million and 0.3 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

R.    Segment Information

The Company evaluates performance and allocates resources based on segment income, which is not a defined term under GAAP. The Company defines segment income as income from operations adjusted to exclude intangibles amortization charges and provisions for restructuring and other. Segment income should not be considered in isolation or as a substitute for net income prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.
The tables below present information about the Company's operating segments.

Crown Holdings, Inc.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas Beverage	$1,378	$1,096	$2,604	$2,089
European Beverage	599	479	1,109	868
Asia Pacific	432	330	845	661
Transit Packaging	691	637	1,348	1,194
Other	410	314	766	608
Total	$3,510	$2,856	$6,672	$5,420

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas Beverage	$7	$—	$7	$—
European Beverage	$30	$36	$60	$72
Transit Packaging	6	6	14	13
Other	20	30	49	60
Total	$63	$72	$130	$145

Intersegment sales primarily include sales of cans, ends and parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas Beverage	$216	$197	$380	$385
European Beverage	56	78	109	140
Asia Pacific	55	47	108	99
Transit Packaging	74	82	135	152
Total reportable segments	$401	$404	$732	$776

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Segment income of reportable segments	$401	$404	$732	$776
Segment income of other	62	36	156	72
Corporate and unallocated items	(31)	(45)	(73)	(84)
Restructuring and other	73	31	74	31
Amortization of intangibles	(39)	(41)	(79)	(83)
Other pension and postretirement	4	2	8	3
Interest expense	(64)	(68)	(118)	(137)
Interest income	3	1	6	3
Foreign exchange	(7)	(1)	3	1
Income from continuing operations before taxes and equity in net earnings of affiliates	$402	$319	$709	$582

For the three and six months ended June 30, 2022, intercompany profits of $5 and $9 were eliminated within segment income of other.

For the three and six months ended June 30, 2021, intercompany profits of $2 and $4 were eliminated within segment income of other.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2022 compared to 2021 and changes in financial condition and liquidity from December 31, 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The Company's capital allocation strategy also focuses on maintaining its current leverage range and returning capital to shareholders in the form of dividends and the repurchase of Company shares. In December 2021, the Board of Directors authorized the repurchase of $3.0 billion in Company common stock through the end of 2024.

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

To date the war between Russia and the Ukraine has not had a direct material impact on the Company's business, financial condition or results of operations. However, we will continue to monitor the indirect effects on our business of inflationary pressures, including increased costs for transportation, energy, and raw materials, foreign exchange fluctuations and shortages in materials.

Results of Operations

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and Other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European Beverage segment and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business. The foreign currency translation impacts referred to in the discussion below for Transit Packaging are primarily related to the euro and various other currencies. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$3,510	$2,856	$6,672	$5,420

Three months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher material costs across each of the Company's businesses and 4% higher sales unit volumes in the Company's global beverage can businesses, partially offset by $104 from the impact of unfavorable foreign currency translation.

Six months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher material costs across each of the Company's businesses and higher sales unit volumes in the Company's beverage can and transit packaging businesses, partially offset by $153 from the impact of unfavorable foreign currency translation.

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

In December 2021, the Bowling Green plant sustained tornado damage, resulting in curtailment of operations of the plant. The Company resumed operations in March 2022. However, it will continue to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returns to full operational capacity and during a shut-down period expected in the back half of 2022 to complete final repairs to the plant. The Company has property and business interruption insurance policies for weather related events that include these incremental expenses. The Company recognizes insurance recoveries for incremental costs incurred as the recoveries become probable. The plant is expected to be fully operational by the end of the fourth quarter 2022.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. To meet volume requirements in these markets, the Company began commercial production on a second line at its Rio Verde, Brazil facility in 2021. The Company began commercial production on the first of two lines at a new facility in Uberaba, Brazil in May 2022 and expects the second line to begin commercial production in 2023. Additionally, production on a second line at the Company's Monterrey, Mexico facility commenced in April 2022.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$1,378	$1,096	$2,604	$2,089
Segment income	216	197	380	385

Three months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs and higher sales unit volumes in North America, partially offset by lower sales unit volumes in Brazil .

Segment income increased primarily due to contractual pass-through mechanisms put in place to recover inflation and the recovery of prior quarter incremental costs and lost profits associated with the Bowling Green tornado, partially offset by $7 of increased depreciation associated with recent capacity additions.

Six months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs, partially offset by 15% lower sales unit volumes in Brazil due to economic conditions.

Segment income decreased primarily due to $11 of increased depreciation associated with recent capacity additions, partially offset by contractual pass-through mechanisms put in place to recover prior year inflation.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. The Company has announced construction of a new plant in Peterborough, U.K. and a new can lines in the Agoncillo, Spain and Parma, Italy plants which are expected to commence operations in 2023.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$599	$479	$1,109	$868
Segment income	56	78	109	140

Three and six months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs and 6% higher sales unit volumes partially offset by $51 and $71 from the impact of unfavorable foreign currency translation for the three and six months ended June 30, 2022.

Segment income decreased primarily due to inflation on energy and other operating costs that were not fully passed through in selling price and $3 and $6 from the impact of unfavorable foreign currency translation for the three and six months ended June 30, 2022, partially offset by higher sales unit volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. In 2021, the Company began commercial production at a new beverage can plant in Vung Tau, Vietnam and on a second line in the Hanoi, Vietnam beverage can plant. Additionally, the Company expects to commercialize production on a third line in its Phnom Penh, Cambodia beverage can plant during 2022.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to recent economic conditions, including government limitations on transacting in foreign currencies. For the three and six months ended June 30, 2022, the plant had net sales of $8 and $17 and segment income of $1 and $2. Property, plant and equipment as of June 30, 2022 was $58, including $26 of land and buildings and $32 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to our business in Myanmar, including any alternative uses for our machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$432	$330	$845	$661
Segment income	55	47	108	99

Three and six months ended June 30, 2022 compared to 2021

Net sales increased due to the pass-through of higher raw material costs and 12% and 9% higher sales unit volumes in the three and six months ended June 30, 2022, primarily in Southeast Asia, partially offset by the impact of unfavorable foreign currency translation. The impact of foreign currency translation was $10 and $17 for the three and six months ended June 30, 2022.

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
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$691	$637	$1,348	$1,194
Segment income	74	82	135	152

Three months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material costs partially offset by $38 from the impact of unfavorable foreign currency translation.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income decreased primarily due to the divestiture of the segments's Kiwiplan business, $5 from the impact of unfavorable foreign currency translation and the unfavorable impact of higher cost inventory from the prior year in the steel strap business partially offset by inflationary price increases in the protective packaging business.

Six months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material costs and 18% higher sales unit volumes in the tools business partially offset by $60 from the impact of unfavorable foreign currency translation.

Segment income decreased primarily due to the divestiture of the segment's Kiwiplan business, $8 from the impact of unfavorable foreign currency translation and the unfavorable impact of higher cost inventory from the prior year in the steel strap business partially offset by inflationary price increases in the protective packaging business.

See Note B for more information related to the sale of the Kiwiplan business.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. In 2021, the Company commenced operations at a new food can plant in Dubuque, Iowa and on a new food can line in its Hanover, Pennsylvania plant. Additionally, the Company will add a third two-piece food can line to its Owatonna, Minnesota plant in the second half of 2022.

Net sales and segment income in Other were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$410	$314	$766	$608
Segment income	62	36	156	72

Three and six months ended June 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher tinplate costs in the Company's North America food can, aerosol can and closures businesses in North America.

Segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to higher self-made two-piece food can sales unit volumes, inflationary price increases and the benefit of lower cost inventory from prior year-end. The benefit arising from lower cost inventory from prior year-end was $35 for the six months ended June 30, 2022.

Corporate and unallocated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Corporate and unallocated expense	$(31)	$(45)	$(73)	$(84)

For the three and six months ended June 30, 2021, corporate and unallocated expenses included certain corporate costs, including research and development, that were not directly attributable to the Company's European Tinplate business which was sold in August 2021 and as such, could not be allocated to discontinued operations. Subsequent to the sale, the Company's corporate cost structure reflects its ongoing operations.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Restructuring and other

For the three and six months ended June 30, 2022 compared to 2021, the benefit from restructuring and other increased from $31 to $73 and $31 to $74, primarily due to the $113 gain from the sale of the Transit Packaging segment's Kiwiplan business, partially offset by $29 of charges related to an overhead cost reduction program initiated by the Transit Packaging segment. The Company expects to reduce headcount by approximately 600 employees and this action to result in annual savings of approximately $60. However, there can be no assurance that any such pre-tax savings will be realized.

Interest expense

For the three and six months ended June 30, 2022 compared to 2021, interest expense decreased from $68 to $64 and from $137 to $118 due to lower outstanding debt balances.

Provision for income taxes

The effective rate for the three and six months ended June 30, 2022, decreased as compared to 2021, primarily due to prior year income tax charges of $31 for reorganizations and other transactions required to prepare the European Tinplate business for sale and an income tax charge of $40 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. See Note B for more information related to the sale of the European Tinplate business.

Equity in net earnings of affiliates

For the three and six months ended June 30, 2022 compared to 2021, equity in net earnings of affiliates increased from $3 to $12 and $5 to $29 due to the 20% ownership interest received after the sale of Company's European Tinplate business in August 2021.

Net income attributable to noncontrolling interest

For the three and six months ended June 30, 2022 compared to 2021, net income from noncontrolling interests decreased from $45 to $34 and $78 to $64 primarily due to lower earnings in the Company's beverage can operations in Brazil. Prior year included gains of $30 arising from favorable court rulings in lawsuits brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by the local tax authorities for indirect taxes paid in prior years.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities increased from $169 for the six months ended June 30, 2021 to $196 for the six months ended June 30, 2022. The increase in cash provided by operating activities was primarily due to higher earnings and $41 received for partial reimbursement of the contribution made in 2021 to fully settle the U.K. pension plan obligation, which is included in Pension contributions in the Consolidated Statements of Cash Flows. See Note L for more information regarding the settlement of the U.K. pension plan obligation.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 40 days as of June 30, 2021 to 36 days as of June 30, 2022.

Inventory turnover increased from 57 days at June 30, 2021 to 64 days at June 30, 2022 primarily due to inflation and market growth.

Days outstanding for trade payables increased from 90 days at June 30, 2021 to 102 days at June 30, 2022 primarily due to inflation and market growth.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Investing Activities

Cash used for investing activities decreased from $311 for the six months ended June 30, 2021 to $130 for the six months ended June 30, 2022 primarily due to proceeds received from the sale of the Company's Transit Packaging segment's Kiwiplan business in April 2022.

The Company currently expects capital expenditures in 2022 to be approximately $1 billion.

Financing Activities

Financing activities used cash of $423 for the six months ended June 30, 2021 and $38 for the six months ended June 30, 2022.

The Company had higher net borrowings in 2022 primarily from the issuance of $500 principal amount of 5.250% senior unsecured notes due 2030 and higher borrowings under the revolving credit facility. See Note K for more information. Additionally, during the six months ended June 30, 2022, the Company repurchased $600 of common stock. The Company repurchased $297 of common stock during the six months ended June 30, 2021.

Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of $438. As of June 30, 2022, $405 of the Company's $438 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $332 was held by subsidiaries for which earnings are considered indefinitely reinvested.

As of June 30, 2022, the Company had $1,430 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less outstanding standby letters of credit of $70 and $150 of credit facility borrowings. The Company could have borrowed this amount at June 30, 2022 and still have been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 3.0 to 1.0 at June 30, 2022 was in compliance with the covenant requiring a ratio of no greater than 5.0 to 1.0. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2022.

As of June 30, 2022, the Company's €335 ($351) 2.25% senior notes and its €550 ($576) 0.75% senior notes both due in February 2023 were classified as current maturities of long-term debt. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

In March 2022, the Company amended its securitization facility to increase the program limit from $500 to $700. This securitization facility expires in July 2023.

Capital Resources

As of June 30, 2022, the Company had approximately $219 of capital commitments primarily related to its global beverage can businesses. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Cork Obligor Group

Six Months Ended
June 30, 2022
Net sales	$—
Gross Profit	—
Income from operations	(2)
Net income from continuing operations[1]	(31)
Net income attributable to Crown Holdings[1]	(31)
(1) Includes $20 of expense related to intercompany interest with non-guarantor subsidiaries

	June 30, 2022	December 31, 2021
Current assets	$4	$7
Non-current assets	24	27
Current liabilities	59	72
Non-current liabilities[1]	5,953	5,286
(1) Includes payables of $5,140 and $4,560 due to non-guarantor subsidiaries as of June 30, 2022 and December 31, 2021

Crown Americas Obligor Group

Six Months Ended
June 30, 2022
Net sales[1]	$2,718
Gross profit[2]	464
Income from operations[2]	232
Net income attributable to continuing operations[3]	189
Net income attributable to Crown Holdings[3]	189
(1) Includes $267 of sales to non-guarantor subsidiaries
(2) Includes $27 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $16 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	June 30, 2022	December 31, 2021
Current assets[1]	$1,165	$1,078
Non-current assets[2]	3,663	3,495
Current liabilities[3]	1,450	1,330
Non-current liabilities[4]	5,298	4,761
(1) Includes receivables of $42 and $48 due from non-guarantor subsidiaries as of June 30, 2022 and December 31, 2021
(2) Includes receivables of $178 and $180 due from non-guarantor subsidiaries as of June 30, 2022 and December 31, 2021
(3) Includes payables of $35 and $35 due to non-guarantor subsidiaries as of June 30, 2022 and December 31, 2021
(4) Includes payables of $1,320 and $1,397 due to non-guarantor subsidiaries as of June 30, 2022 and December 31, 2021

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

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note H and commitments and contingencies in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which are not historical facts (including any statements concerning the direct or indirect impact of the COVID-19 pandemic, the Russia-Ukraine war, objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

Crown Holdings, Inc.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2022, see Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2022, the Company had $1.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Crown Holdings, Inc.

currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended June 30, 2022. The table excludes 4,385 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended June 30, 2022.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
April	1,008,282	$115.41	1,008,282	$2,551
May	1,284,030	$106.40	1,284,030	$2,415
June	—	$—	—	$2,415
	2,292,312		2,292,312

(1) In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3.0 billion of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the six months ended June 30, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 28, 2022, the Company announced that Angela M. Snyder was elected to serve on the Company’s Board of Directors of the Company, effective on July 28, 2022.

Ms. Snyder is currently the Chief Banking Officer and Senior Executive Vice President of Fulton Bank, a subsidiary of Pennsylvania-based Fulton Financial Corporation (NASDAQ: FULT), a financial holding company with $25 billion in assets. Since joining Fulton in 2002 she has held several banking-related executive leadership positions, including serving as the Chairwoman, President and Chief Executive Officer of Fulton Bank of New Jersey prior to its consolidation with Fulton Bank in 2019. Before joining Fulton, Ms. Snyder held a number of audit-related and management positions with Fleet Bank and its predecessors.

Ms. Snyder was appointed to the Board’s Audit Committee. Ms. Snyder will receive the same compensation that the other directors who are not employees of the Company receive for Board and committee membership, as described in the Company’s proxy statements filed with the U.S. Securities and Exchange Commission.

There are no arrangements between Ms. Snyder and any other person pursuant to which Ms. Snyder was appointed to serve as a director of the Company, nor are there any transactions in which the Company is a participant in which Ms. Snyder has a direct or indirect material interest.

Crown Holdings, Inc.

Robert H. Bourque, Jr., ceased to serve as the President of the Company’s Transit Packaging Division on July 29, 2022 and will depart from the Company on August 29, 2022.

Mr. Bourque will be entitled to severance benefits consistent with those described in his Executive Employment Agreement, effective May 1, 2016, with the Company. Those benefits are summarized in the Company’s 2022 Proxy Statement on Schedule 14A filed with the SEC on March 21, 2022 (the “Proxy Statement”)[1]. Generally, these severance benefits consist of the Company paying Mr. Bourque his base salary through the effective date of his departure (August 29, 2022), a pro-rated bonus payment, and a lump-sum payment equal to the sum of the executive’s base salary, less customary tax withholdings. Mr. Bourque is also vested in, and as a result will continue to participate in, the Company’s Senior Executive Retirement Plan.

On August 1, 2022, the Company also announced the appointment of Matthew R. Madeksza to succeed Mr. Bourque as the President of the Company’s Transit Packaging Division, effective August 1, 2022. Mr. Madeksza is 59 years old and was serving as the Company’s President - Closures, Aerosol and Promotional Packaging in North America at the time of his appointment to his new position.

Prior to joining the Company, Mr. Madeksza was the President & Chief Executive Officer of the North American division of Veolia Environment S.A., a global provider of water management, waste management and energy services. Before joining Veolia, he served for nearly fifteen years in President and Vice President capacities at various U.S.-based subsidiaries of Saint-Gobain Corporation, a multinational manufacturing company, and before that he held senior management positions at several U.S.-based companies, including The Boeing Company, United Technologies Corporation, and BMP America. Mr. Madeksza holds a Master of Science in Industrial Administration from Purdue University, as well as a Bachelor of Science from Vanderbilt University.

The Company expects to enter into an Executive Employment Agreement with Mr. Madeksza on or near the date of his appointment, the terms of which will be consistent with the summary of the benefits granted to the Company’s current named executive officers (other than the Company’s Chief Executive Officer) as described in the Proxy Statement, and Mr. Madeksza will be eligible to participate in the Company’s Restoration Plan beginning August 1, 2022.

There are no arrangements or understandings between Mr. Madeksza and any other person pursuant to which he was selected as President of the Company’s Transit Packaging Division. Mr. Madeksza does not have any familial relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which he has an interest requiring disclosure under Item 404(a) of Regulation S-K.

[1] Mr. Bourque’s Executive Employment Agreement also has been filed with the SEC and listed in the exhibit index of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 6.    Exhibits

10.o	Crown Cork & Seal Company, Inc. Amended and Restated Restoration Plan

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: August 1, 2022