Form 10-Q
period 2022-09-30
CROWN HOLDINGS INC
filed 2022-11-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

There were 119,946,169 shares of Common Stock outstanding as of October 28, 2022.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$3,259	$2,920	$9,931	$8,340
Cost of products sold, excluding depreciation and amortization	2,726	2,322	8,134	6,548
Depreciation and amortization	115	113	346	336
Selling and administrative expense	122	148	419	438
Restructuring and other, net	(1)	(11)	(75)	(42)
Income from operations	297	348	1,107	1,060
Loss from early extinguishments of debt	11	—	11	—
Other pension and postretirement	(5)	(1)	(13)	(4)
Interest expense	76	66	194	203
Interest income	(3)	(2)	(9)	(5)
Foreign exchange	15	—	12	(1)
Income from continuing operations before taxes and equity in net earnings of affiliates	203	285	912	867
Provision for income taxes	55	74	218	285
Equity in net earnings of affiliates	10	5	39	10
Net income from continuing operations	158	216	733	592
Net loss from discontinued operations	—	(85)	—	(43)
Net income	158	131	733	549
Net income from continuing operations attributable to noncontrolling interests	31	29	95	107
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	1
Net income attributable to Crown Holdings	$127	$102	$638	$441

Net income from continuing operations attributable to Crown Holdings	$127	$187	$638	$485
Net loss from discontinued operations attributable to Crown Holdings	—	(85)	—	(44)
Net income attributable to Crown Holdings	$127	$102	$638	$441

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	1.06	1.45	5.26	3.68
Basic loss per common share from discontinued operations	—	(0.66)	—	(0.34)
Basic	$1.06	$0.79	$5.26	$3.34

Diluted earnings per common share from continuing operations	1.06	1.44	5.23	3.65
Diluted loss per common share from discontinued operations	—	(0.65)	—	(0.33)
Diluted	$1.06	$0.79	$5.23	$3.32

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$158	$131	$733	$549

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(55)	517	(84)	526
Pension and other postretirement benefits	12	19	30	49
Derivatives qualifying as hedges	(18)	(6)	(62)	26
Total other comprehensive income / (loss)	(61)	530	(116)	601

Total comprehensive income	97	661	617	1,150
Net income attributable to noncontrolling interests	31	29	95	108
Translation adjustments attributable to noncontrolling interests	(2)	(1)	(6)	(2)
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	—	(4)	2
Comprehensive income attributable to Crown Holdings	$69	$633	$532	$1,042

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$368	$531
Receivables, net	2,124	1,889
Inventories	2,184	1,735
Prepaid expenses and other current assets	274	243
Current assets held for sale	17	97
Total current assets	4,967	4,495

Goodwill	2,841	3,007
Intangible assets, net	1,345	1,525
Property, plant and equipment, net	4,265	4,036
Operating lease right-of-use assets, net	207	191
Other non-current assets	599	604
Total assets	$14,224	$13,858

Liabilities and equity
Current liabilities
Short-term debt	$83	$75
Current maturities of long-term debt	94	135
Current portion of operating lease liabilities	41	42
Accounts payable	2,888	2,901
Accrued liabilities	904	966
Current liabilities held for sale	—	14
Total current liabilities	4,010	4,133

Long-term debt, excluding current maturities	6,709	6,052
Postretirement and pension liabilities	444	497
Non-current portion of operating lease liabilities	172	150
Other non-current liabilities	754	696
Commitments and contingent liabilities (Note J)	—	—
Noncontrolling interests	469	418
Crown Holdings shareholders’ equity	1,666	1,912
Total equity	2,135	2,330
Total liabilities and equity	$14,224	$13,858

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$733	$549
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	346	352
Loss on sale of discontinued businesses	—	89
Loss on debt extinguishment	11	—
Restructuring and other, net	(75)	(40)
Pension expense	21	36
Pension contributions	55	(287)
Stock-based compensation	23	27
Working capital changes and other	(980)	(481)
Net cash provided by operating activities	134	245
Cash flows from investing activities
Capital expenditures	(607)	(512)
Net investment hedge	26	25
Proceeds from sale of businesses, net of cash received	182	2,255
Proceeds from sale of property, plant and equipment	15	24
Acquisition of businesses, net of cash acquired	(31)	—
Other	3	(1)
Net cash (used for) / provided by investing activities	(412)	1,791
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	415	(35)
Proceeds from long-term debt	2,954	80
Payments of long-term debt	(2,263)	(64)
Debt issuance costs	(25)	—
Premiums paid to retire debt	(4)	—
Foreign exchange derivatives related to debt	(8)	(13)
Payments of finance leases	(2)	(2)
Dividends paid to noncontrolling interests	(34)	(56)
Dividends paid to shareholders	(80)	(79)
Common stock issued	1	1
Common stock repurchased	(722)	(745)
Net cash provided by / (used for) financing activities	232	(913)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(34)
Net change in cash, cash equivalents and restricted cash	(141)	1,089
Cash, cash equivalents and restricted cash at January 1	593	1,238
Cash, cash equivalents and restricted cash at September 30	$452	$2,327

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2022	$929	$—	$3,180	$(1,898)	$(299)	$1,912	$418	$2,330
Net income			216			216	30	246
Other comprehensive income				59		59	3	62
Dividends declared			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded			(1)		1	—		—
Stock-based compensation			10			10		10
Common stock repurchased			(335)		(15)	(350)		(350)
Balance at March 31, 2022	$929	$—	$3,043	$(1,839)	$(313)	$1,820	$440	$2,260
Net income			295			295	34	329
Other comprehensive loss				(107)		(107)	(10)	(117)
Dividends declared			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(13)	(13)
Restricted stock awarded			(1)		1	—		—
Stock-based compensation			6			6		6
Common stock issued			1			1		1
Common stock repurchased			(239)		(11)	(250)		(250)
Balance at June 30, 2022	$929	$—	$3,079	$(1,946)	$(323)	$1,739	$451	$2,190
Net income			127			127	31	158
Other comprehensive loss				(58)		(58)	(3)	(61)
Dividends declared			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(10)	(10)
Restricted stock awarded						—		—
Stock-based compensation			7			7		7
Common stock issued						—		—
Common stock repurchased			(116)		(6)	(122)		(122)
Balance at September 30, 2022	$929	$—	$3,070	$(2,004)	$(329)	$1,666	$469	$2,135

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2021	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
Net income			211			211	34	245
Other comprehensive loss				(5)		(5)	—	(5)
Dividends declared			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		11				11		11
Common stock issued		1				1		1
Common stock repurchased		(11)			(1)	(12)		(12)
Balance at March 31, 2021	$929	$179	$4,722	$(3,198)	$(255)	$2,377	$431	$2,808
Net income			128			128	45	173
Other comprehensive income				75		75	1	76
Dividends declared			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(15)	(15)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		6				6		6
Common stock repurchased		(184)	(100)		(14)	(298)		(298)
Balance at June 30, 2021	$929	$—	$4,724	$(3,123)	$(268)	$2,262	$462	$2,724
Net income			102			102	29	131
Other comprehensive income / (loss)				$531		531	(1)	530
Dividends declared			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(32)	(32)
Stock-based compensation			10			10		10
Common stock repurchased			(414)		(21)	(435)		(435)
Disposition of subsidiary with noncontrolling interests (1)						—	(15)	(15)
Balance at September 30, 2021	$929	$—	$4,396	$(2,592)	$(289)	$2,444	$443	$2,887
(1) The amount disposed in 2021 relates to discontinued operations. See Note C for further details.
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The condensed consolidated financial statements ("consolidated financial statements") include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and of its cash flows for the nine months ended September 30, 2022 and 2021. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

B.Accounting and Reporting Developments

In September 2022, the Financial Accounting Standards Board issued new guidance which requires enhanced disclosures of supplier finance programs. The guidance requires buyers in a supplier finance program to disclose sufficient information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The Company is currently evaluating the impact of adopting this guidance on its disclosures.

C.     Divestitures

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

Major components of net loss from discontinued operations for the three and nine months ended September 30, 2021 were as follows:

Crown Holdings, Inc.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Net sales	$466	$1,585
Cost of products sold, excluding depreciation and amortization	393	1,301
Depreciation and amortization	—	16
Selling and administrative expense	17	60
Restructuring and other	2	2
Other pension and postretirement	—	1
Interest expense	2	6
Foreign exchange	1	—
Loss on sale of discontinued businesses	19	89
Transaction costs	26	34
Income from discontinued operations before tax	6	76
Provision for income taxes	91	119
Net loss from discontinued operations	(85)	(43)
Net income from discontinued operations attributable to noncontrolling interests	—	1
Net loss from discontinued operations attributable to Crown Holdings	$(85)	$(44)

The Business had capital expenditures of $29 for the nine months ended September 30, 2021.

The Company accounted for the minority interest received in the Business under the equity method. The Company's share of income of the Business was $9 and $32, respectively, for the three and nine months ended September 30, 2022 and is reported in Equity in net earnings of affiliates in the Consolidated Statement of Operations.

In April 2022, the Company completed the sale of the Transit Packaging segment's Kiwiplan business and received pre-tax proceeds of $180. The Company recorded a pre-tax gain of $113 ($102, net of tax) on the sale, which is reported in Restructuring and other, net in the Consolidated Statement of Operations. The transaction did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation.

D.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$368	$531

Restricted cash included in prepaid expenses and other current assets	84	61
Restricted cash included in other non-current assets	—	1
Total restricted cash	84	62

Total cash, cash equivalents and restricted cash	$452	$593

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

E.    Receivables

	September 30, 2022	December 31, 2021
Accounts receivable	$1,332	$1,289
Less: allowance for credit losses	(21)	(20)
Net trade receivables	1,311	1,269
Unbilled receivables	414	325
Miscellaneous receivables	399	295
Receivables, net	$2,124	$1,889

In December 2021, the Company's Bowling Green plant sustained tornado damage, resulting in curtailment of operations. The Company resumed operations in March 2022. However, it will continue to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returns to full operational capacity. The Company has property and business interruption insurance policies for weather related events that include these incremental expenses. The Company recognizes insurance recoveries for losses incurred as the recoveries become probable. Insurance recoveries for lost profits are not recognized until they are realizable.

During the nine months ended September 30, 2022, the Company received insurance proceeds of $60 for business interruption, including incremental expenses, and $17 for property damage. As of September 30, 2022, the Company has recorded an insurance receivable, within miscellaneous receivables, of $40 for incremental expenses incurred that the Company expects to be reimbursed under the terms of its insurance policy.

F.    Inventories

	September 30, 2022	December 31, 2021
Raw materials and supplies	$1,388	$1,094
Work in process	172	120
Finished goods	624	521
	$2,184	$1,735

G.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2022			December 31, 2021
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,314	$(501)	$813	$1,363	$(443)	$920
Trade names	507	(96)	411	544	(86)	458
Technology	150	(99)	51	158	(88)	70
Long term supply contracts	139	(71)	68	137	(63)	74
Patents	10	(8)	2	15	(12)	3
	$2,120	$(775)	$1,345	$2,217	$(692)	$1,525

Net income from continuing operations for the three and nine months ended September 30, 2022 and 2021 included amortization expense of $40 and $119 and $42 and $125.

Crown Holdings, Inc.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Asset sales and impairments	$—	$(13)	$(115)	$(14)
Restructuring	(4)	7	34	21
Other costs / (income)	3	(5)	6	(49)
	$(1)	$(11)	$(75)	$(42)

For the nine months ended September 30, 2022, asset sales and impairments primarily relates to the $113 gain on sale of the Kiwiplan business. See Note C for more information on the sale. For the three and nine months ended September 30, 2021, asset sales and impairments includes gains on various asset sales.

For the nine months ended September 30, 2022, restructuring included $29 of charges related to an overhead cost reduction program initiated by the Company's Transit Packaging segment. The Company expects to reduce headcount by approximately 600 employees.

For the three and nine months ended September 30, 2021, restructuring primarily included charges related to internal reorganizations within the Transit Packaging division and headcount reductions across segments.

For the nine months ended September 30, 2021, other income included gains of $30 arising from favorable court rulings in lawsuits brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by the local tax authorities for indirect taxes paid in prior years.

At September 30, 2022, the Company had a restructuring accrual of $24, primarily related to the headcount reductions and other internal reorganizations within the Transit Packaging segment. The Company expects to pay these amounts over the next twelve months.

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

Crown Holdings, Inc.

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

During the nine months ended September 30, 2022, the Company paid $16 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	57,000
New claims	1,000
Settlements or dismissals	(1,000)
Ending claims	57,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2022.

As of September 30, 2022, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $221, including $180 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

Crown Holdings, Inc.

in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany.

In July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of $8. Fining decisions based on settlements can be appealed under EU law. The Company is seeking annulment of the Commissions's fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. There can be no assurance regarding the outcome of such appeal.

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

At September 30, 2022, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2022 mature between one and twenty-seven months.

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

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2022	2021	2022	2021
Foreign exchange	$1	$2	$(4)	$1
Interest Rate	—	—	—	2
Commodities	(24)	21	(40)	76
	$(23)	$23	$(44)	$79

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2022	2021	2022	2021	Affected line items in the Statement of Operations
Foreign exchange	$(1)	$2	$(7)	$1	Net sales
Commodities	6	$(15)	(8)	(35)	Net sales
Foreign exchange	2	—	1	—	Cost of products sold, excluding depreciation and amortization
Commodities	(9)	45	39	100	Cost of products sold, excluding depreciation and amortization
	(2)	32	25	66	Income from continuing operations before taxes and equity in net earnings of affiliates
	1	(7)	(6)	(16)	Provision for income taxes
	(1)	25	19	50	Net income from continuing operations
Commodities	—	4	—	5	Net loss from discontinued operations
Total reclassified	$(1)	$29	$19	$55	Net income

For the twelve-month period ending September 30, 2023, a net loss of $33 ($27, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the nine months ended September 30, 2022 and 2021 in connection with anticipated transactions that were considered probable of not occurring.

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

Crown Holdings, Inc.

For the three and nine months ended September 30, 2022, the Company recorded losses of $4 and $19 from foreign exchange contracts designated as fair value hedges. For the three and nine months ended September 30, 2021, the Company recorded gains of $7 and $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income on derivative		Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges	2022	2021	2022	2021	Affected line item in the Statement of Operations
Foreign exchange	$—	$—	$(3)	$(1)	Net sales
Foreign exchange	5	—	9	—	Cost of products sold
Foreign exchange	(12)	(7)	(26)	(18)	Foreign exchange
	$(7)	$(7)	$(20)	$(19)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2022, the Company recorded gains of $30 ($20, net of tax) and $80 ($56, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and nine months ended September 30, 2021, the Company recorded gains of $40 ($40, net of tax) and $81 ($81, net of tax) in other comprehensive income for these net investment hedges. As of September 30, 2022 and December 31, 2021, cumulative gains of $149 ($148, net of tax) and gains of $69 ($92, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €535 ($524) at September 30, 2022.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months ended September 30,		Nine months ended September 30,
Derivatives designated as net investment hedges	2022	2021	2022	2021
Foreign exchange	$36	$16	$75	$42

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

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September 30, 2022	December 31, 2021	Balance Sheet classification	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$8	$3	Accrued liabilities	$3	$10
Foreign exchange contracts fair value	Prepaid expenses and other current assets	6	1	Accrued liabilities	4	2
Commodities contracts cash flow	Prepaid expenses and other current assets	16	53	Accrued liabilities	54	17
	Other non-current assets	2	2	Other non-current liabilities	5	1
Net investment hedge	Other non-current assets	147	49	Other non-current liabilities	—	—
		$179	$108		$66	$30
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$17	$3	Accrued liabilities	$22	$3
		$17	$3		$22	$3

Total derivatives		$196	$111		$88	$33

	Carrying amount of the hedged assets / liabilities
	September 30, 2022	December 31, 2021
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$26	$38
Receivables, net	15	21
Accounts payable	122	116

As of September 30, 2022 and December 31, 2021, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were a net loss of $2 and a net gain of $1.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2022
Derivative assets	$196	$18	$178
Derivative liabilities	88	18	70

Balance at December 31, 2021
Derivative assets	111	19	92
Derivative liabilities	33	19	14

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 were:

	September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign exchange	$219	$241
Commodities	311	261
Derivatives designated as fair value hedges:
Foreign exchange	222	229
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	567	617

Crown Holdings, Inc.

L.    Debt

    The Company's outstanding debt was as follows:

	September 30, 2022		December 31, 2021
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$83	$83	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	421	421	50	50
Term loan facilities
U.S. dollar due 2027	1,800	1,791	—	—
U.S. dollar due 2024	—	—	1,002	997
Euro due 2027[1]	529	529	—	—
Euro due 2024[1]	—	—	344	344
Senior notes and debentures:
€335 at 2.25% due 2023	—	—	381	380
€550 at 0.75% due 2023	—	—	626	624
€600 at 2.625% due 2024	588	586	683	680
€600 at 3.375% due 2025	588	586	683	679
U.S. dollar at 4.25% due 2026	400	397	400	396
U.S. dollar at 4.75% due 2026	875	869	875	867
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	491	487	570	565
U.S. dollar at 5.25% due 2030	500	493	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	256	256	217	217
Total long-term debt	6,838	6,803	6,221	6,187
Less current maturities	(94)	(94)	(136)	(135)
Total long-term debt, less current maturities	6,744	6,709	6,085	6,052
(1) €540 and €303 at September 30, 2022 and December 31, 2021.
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,691 at September 30, 2022 and $6,548 at December 31, 2021.

In March 2022, the Company issued $500 principal amount of 5.250% senior unsecured notes due 2030. The notes were issued at par by Crown Americas LLC, a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries. The Company paid $7 in issuance costs that will be amortized over the term of the notes.

In August 2022, the Company amended the credit agreement governing its senior secured credit facilities. The Amendment extends the agreement’s maturity to August 2027 and increases the commitments under several of the Company’s existing facilities. The Company’s commitments under its credit agreement include $800 million in U.S. dollar denominated revolving commitments, $800 million in multicurrency revolving commitments, $50 million in Canadian dollar-denominated revolving commitments, $1.8 billion in Term Loan A commitments, and €540 million in Term Euro commitments. At September 30, 2022, the U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25%. At December 31, 2021, the U.S. dollar term loan interest rate was LIBOR plus 1.20% and the Euro term loan interest rate was EURIBOR plus 1.20%.

In September 2022, the Company redeemed all of its €335 2.25% senior notes due 2023 and its €550 0.75% senior notes due 2023. In connection with the amended credit agreement and early redemption of senior notes, the Company

Crown Holdings, Inc.

recorded a loss from early extinguishment of debt of $11 in the third quarter of 2022 for premium payments and the write-off of deferred financing fees.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2022	2021	2022	2021
Service cost	$5	$5	$15	$16
Interest cost	7	6	22	18
Expected return on plan assets	(19)	(16)	(56)	(47)
Recognized prior service cost	—	1	—	1
Recognized net loss	11	15	35	45
Curtailment loss	1	—	1	—
Net periodic cost	$5	$11	$17	$33

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2022	2021	2022	2021
Service cost	$4	$3	$8	$10
Interest cost	3	9	9	27
Expected return on plan assets	(5)	(20)	(16)	(61)
Recognized net loss	1	8	3	27
Net periodic cost	$3	$—	$4	$3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2022	2021	2022	2021
Service cost	$—	$1	$—	$1
Interest cost	1	1	3	2
Recognized prior service credit	(5)	(6)	(15)	(19)
Recognized net loss	—	1	2	3
Net periodic benefit	$(4)	$(3)	$(10)	$(13)

In October 2021, the trustees of the Company's U.K. defined benefit pension plan (the "Plan") entered into a transaction to fully insure all of its U.K. pension liabilities. In 2021, the Company made a cash contribution to enable the Plan to purchase a bulk annuity insurance contract for the benefit of the Plan participants. The Company recorded a settlement charge of $1,511 in the fourth quarter of 2021, upon irrevocable transfer of the Plan's obligations. The Company expects £127 ($141 as of September 30, 2022) of the cash contribution to be repaid as the Plan sells its remaining illiquid assets, of which £93 ($104) has been received to date.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Details about accumulated other comprehensive income components	2022	2021	2022	2021	Affected line items in the statement of operations
Actuarial losses	$13	$24	$40	$75	Other pension and postretirement
Prior service credit	(5)	(5)	(15)	(18)	Other pension and postretirement
Settlement loss	1	—	1	—	Other pension and postretirement
	9	19	26	57	Income from continuing operations before taxes and equity in net earnings of affiliates
	(2)	(5)	(6)	(13)	Provision for income taxes
	7	14	20	44	Net income from continuing operations
Actuarial losses	—	9	—	9	Net loss from discontinued operations
Total reclassified	$7	$23	$20	$53	Net income from continuing operations attributable to Crown Holdings

Amortization of prior service credits of $15 for the nine months ended September 30, 2022, primarily relates to prior service credits which arose from postretirement plan amendments in prior years. These prior service credits are expected to be fully amortized to income in 2022.

N.    Capital Stock

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $722 of its shares during the nine months ended September 30, 2022 and $950 of its shares during the twelve months ended December 31, 2021.

For the three and nine months ended September 30, 2022, the Company declared and paid cash dividends of $0.22 per share and $0.66 per share. Additionally, on October 27, 2022, the Company's Board of Directors declared a dividend of $0.22 per share payable on November 25, 2022 to shareholders of record as of November 10, 2022.

O.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

Crown Holdings, Inc.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2021	$(1,464)	$(1,759)	$30	$(3,193)
Other comprehensive income / (loss) before reclassifications	(4)	(25)	79	50
Amounts reclassified from accumulated other comprehensive income	53	553	(55)	551
Other comprehensive income	49	528	24	601
Balance at September 30, 2021	$(1,415)	$(1,231)	$54	$(2,592)

Balance at January 1, 2022	$(768)	$(1,158)	$28	$(1,898)
Other comprehensive income / (loss) before reclassifications	10	(78)	(44)	(112)
Amounts reclassified from accumulated other comprehensive income	20	—	(14)	6
Other comprehensive income / (loss)	30	(78)	(58)	(106)
Balance at September 30, 2022	$(738)	$(1,236)	$(30)	$(2,004)
See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue recognized over time	$1,733	$1,527	$5,333	$4,448
Revenue recognized at a point in time	1,526	1,393	4,598	3,892
Total revenue	$3,259	$2,920	$9,931	$8,340

See Note S for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $25 and $23 as of September 30, 2022 and December 31, 2021 included in prepaid and other current assets. During the three and nine months ended September 30, 2022, the Company satisfied performance obligations related to contract assets at December 31, 2021 and also recorded new contract assets primarily related to work in process for the equipment business.

Q.     Income Tax

As of September 30, 2022, the Company recorded a deferred tax asset of $18 for goodwill amortization and net operating loss carryforwards in Switzerland. The Company believes that it is more likely than not that these deferred tax assets will not be utilized prior to their expiration and has recorded a full valuation allowance.

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

Crown Holdings, Inc.

likely than not that these tax loss carryforwards will not be utilized after the sale of the European Tinplate business. See Note C for more information regarding the sale of the European Tinplate business.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law in the U.S.. The Company does not expect the IRA to have a material impact on the Company's consolidated financial statements, including its annual estimated effective tax rate.

R.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from continuing operations attributable to Crown Holdings	$127	$187	$638	$485
Net loss from discontinued operations attributable to Crown Holdings	—	(85)	—	(44)
Net income attributable to Crown Holdings	$127	$102	$638	$441

Weighted average shares outstanding:
Basic	119.7	128.7	121.4	131.9
Dilutive stock options and restricted stock	0.5	1.0	0.7	1.0
Diluted	120.2	129.7	122.1	132.9

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	$1.06	$1.45	$5.26	$3.68
Basic loss per common share from discontinued operations	—	(0.66)	—	(0.34)
Basic earnings per share	$1.06	$0.79	$5.26	$3.34

Diluted earnings per common share from continuing operations	$1.06	$1.44	$5.23	$3.65
Diluted loss per common share from discontinued operations	—	(0.65)	—	(0.33)
Diluted earnings per share	$1.06	$0.79	$5.23	$3.32

For the three and nine months ended September 30, 2022, 0.1 million and 0.4 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

Crown Holdings, Inc.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas Beverage	$1,312	$1,151	$3,916	$3,240
European Beverage	552	513	1,661	1,381
Asia Pacific	375	280	1,220	941
Transit Packaging	609	644	1,957	1,838
Other	411	332	1,177	940
Total	$3,259	$2,920	$9,931	$8,340

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas Beverage	$—	$—	$7	$—
European Beverage	28	36	88	108
Transit Packaging	9	7	23	20
Other	12	38	61	98
Total	$49	$81	$179	$226

Intersegment sales primarily include sales of cans, ends and parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas Beverage	$185	$190	$565	$575
European Beverage	20	76	129	216
Asia Pacific	35	32	143	131
Transit Packaging	75	83	210	235
Total reportable segments	$315	$381	$1,047	$1,157

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Segment income of reportable segments	$315	$381	$1,047	$1,157
Segment income of other	50	39	206	111
Corporate and unallocated items	(29)	(41)	(102)	(125)
Restructuring and other, net	1	11	75	42
Amortization of intangibles	(40)	(42)	(119)	(125)
Loss from early extinguishments of debt	(11)	—	(11)	—
Other pension and postretirement	5	1	13	4
Interest expense	(76)	(66)	(194)	(203)
Interest income	3	2	9	5
Foreign exchange	(15)	—	(12)	1
Income from continuing operations before taxes and equity in net earnings of affiliates	$203	$285	$912	$867

For the three and nine months ended September 30, 2022, intercompany profits of $2 and $11 were eliminated within segment income of other.

For the three and nine months ended September 30, 2021, intercompany profits of $4 and $8 were eliminated within segment income of other.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2022 compared to 2021 and changes in financial condition and liquidity from December 31, 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The Company's capital allocation strategy also focuses on maintaining a strong balance sheet with a leverage ratio between 3.0x and 3.5x and returning capital to shareholders in the form of dividends and the repurchase of Company shares. In December 2021, the Board of Directors authorized the repurchase of $3.0 billion in Company common stock through the end of 2024.

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

To date the war between Russia and Ukraine has not had a direct material impact on the Company's business, financial condition, or results of operations.

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange fluctuations and inflationary pressures, including increasing costs for raw materials, energy and transportation. The Company generally attempts to mitigate aluminum and steel price risk by matching its purchase obligations with its sales agreements. Additionally, the Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indexes. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments is discussed, as applicable, in the Results of Operations.

Results of Operations

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and Other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European Beverage segment and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business. The foreign currency translation impacts

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

referred to in the discussion below for Transit Packaging are primarily related to the euro and various other currencies. The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$3,259	$2,920	$9,931	$8,340

Three months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher material costs and 6% higher sales unit volumes in the Company's global beverage can businesses driven by volumes in Brazil, Mexico and Vietnam, partially offset by $127 from the impact of unfavorable foreign currency translation.

Nine months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher material costs and 4% higher sales unit volumes in the Company's global beverage can businesses, partially offset by $280 from the impact of unfavorable foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in these markets, the Company began commercial production at a new two-line plant in Bowling Green, Kentucky in the second quarter of 2021 and on a third line at its Olympia, Washington plant in the third quarter of 2021. The Company also announced construction of a new two-line plant in Martinsville, Virginia which is expected to commence operations in November 2022 and a new two-line plant in Mesquite, Nevada which is expected to commence operations in 2023.

In December 2021, the Bowling Green plant sustained tornado damage, resulting in curtailment of operations at the plant. The Company resumed operations in March 2022. However, it will continue to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returns to full operational capacity and during a temporary shut-down period expected to begin in late 2022 to complete final repairs to the plant. The Company has property and business interruption insurance policies for weather related events that include these incremental expenses. The Company recognizes insurance recoveries for incremental costs incurred as the recoveries become probable. The plant is expected to be fully operational by the end of 2022.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. To meet volume requirements in these markets, the Company began commercial production on second lines at its Rio Verde, Brazil facility in 2021 and its Monterrey, Mexico facility in April 2022. Additionally, the Company began commercial production on the first of two lines at a new facility in Uberaba, Brazil in May 2022 and the second line began commercial production in October 2022.

Net sales and segment income in the Americas Beverage segment were as follows:

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$1,312	$1,151	$3,916	$3,240
Segment income	185	190	565	575

Three months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs, 8% higher sales unit volumes in both Mexico and Brazil, partially offset by 6% lower sales unit volumes in North America.

Segment income decreased primarily due lower sales unit volumes in North America and $2 of increased depreciation associated with recent capacity additions, partially offset by contractual pass-through mechanisms put in place to recover inflation and higher sales unit volumes in Mexico and Brazil.

Nine months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs and 5% higher sales unit volumes in Mexico, partially offset by lower sales unit volumes in Brazil and North America.

Segment income decreased primarily due to lower sales unit volumes in Brazil and North America and $13 of increased depreciation associated with recent capacity additions, partially offset by contractual pass-through mechanisms put in place to recover inflation and higher sales unit volumes in Mexico.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. The Company has begun construction of a new plant in Peterborough, U.K. and new can lines in the Agoncillo, Spain and Parma, Italy plants which are expected to commence operations in 2023.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$552	$513	$1,661	$1,381
Segment income	20	76	129	216

Three and nine months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs and 3% and 5% higher sales unit volumes partially offset by $65 and $136 from the impact of unfavorable foreign currency translation for the three and nine months ended September 30, 2022.

Segment income decreased primarily due to energy costs in excess of contractual pass-through provisions, a mismatch in contractual aluminum pass-through provisions whereby higher cost inventory was sold at lower prices and $2 and $8 from the impact of unfavorable foreign currency translation for the three and nine months ended September 30, 2022 partially offset by higher sales unit volumes. The aluminum pass-through provisions are impacted by higher than normal inventory levels due to supply chain concerns and lower than expected volumes, and price volatility in the aluminum market.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Asia Pacific
The Company's Asia Pacific segment consists of beverage, food and specialty packaging can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Southeast Asia has been growing. In 2021, the Company began commercial production at a new beverage can plant in Vung Tau, Vietnam and on a second line in the Hanoi, Vietnam beverage can plant. Additionally, the Company expects to commercialize production on a third line in its Phnom Penh, Cambodia beverage can plant during 2022.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions. For the nine months ended September 30, 2022, the plant had net sales of $17 and segment income of less than $1. Property, plant and equipment as of September 30, 2022 was $57, including $26 of land and buildings and $31 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$375	$280	$1,220	$941
Segment income	35	32	143	131

Three and nine months ended September 30 ,2022 compared to 2021

Net sales increased due to the pass-through of higher raw material costs and 14% and 26% higher sales unit volumes for the three and nine months ended September 30, 2022, primarily in Vietnam as 2021 was negatively impacted by coronavirus lockdowns. The unfavorable impact of foreign currency translation was $12 and $29 for the three and nine months ended September 30, 2022.

Segment income increased primarily due to higher sales unit volumes partially offset by a mismatch in contractual aluminum pass-through provisions whereby higher cost inventory was sold at lower prices. The aluminum pass-through provisions are impacted by higher than normal inventory levels due to supply chain concerns and lower than expected volumes, and price volatility in the aluminum market.

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
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$609	$644	$1,957	$1,838
Segment income	75	83	210	235

Three months ended September 30, 2022 compared to 2021

Net sales decreased primarily due to $44 from the impact of unfavorable foreign currency translation and lower sales unit volumes, partially offset by the pass through of higher raw material costs.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income decreased primarily due to lower sales unit volumes and $6 from the impact of unfavorable foreign currency translation, partially offset by inflationary price increases in the protective packaging business and costs savings from headcount reductions across the business.

Nine months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass through of higher raw material costs, partially offset by $104 from the impact of unfavorable foreign currency translation and lower sales unit volumes.

Segment income decreased primarily due to lower sales unit volumes, the unfavorable impact of higher cost inventory from the prior year in the steel strap business and $14 from the impact of unfavorable foreign currency translation, partially offset by inflationary price increases in the protective packaging business and costs savings from headcount reductions across the business.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. In 2021, the Company commenced operations at a new food can plant in Dubuque, Iowa and on a new food can line in its Hanover, Pennsylvania plant. Additionally, the Company will add a third two-piece food can line to its Owatonna, Minnesota plant before the end of 2022.

Net sales and segment income in Other were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$411	$332	$1,177	$940
Segment income	50	39	206	111

Three months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher tinplate costs in the Company's North America food can, aerosol can and closures businesses in North America, partially offset by 20% lower aerosol sales unit volumes and $6 from the impact of unfavorable foreign currency translation.

Segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to higher self-made two-piece food can sales unit volumes, inflationary price increases and the benefit of lower cost inventory from prior year-end, partially offset by lower aerosol sales unit volumes.

Nine months ended September 30, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher tinplate costs in the Company's North America food can, aerosol can and closures businesses in North America, partially offset by 15% lower aerosol sales unit volumes and $12 from the impact of unfavorable foreign currency translation.

Segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to higher self-made two-piece food can sales unit volumes, inflationary price increases and the benefit of lower cost inventory from prior year-end partially offset by $4 from the impact of unfavorable foreign currency translation. The benefit arising from lower cost inventory from prior year-end was $35 for the nine months ended September 30, 2022.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and unallocated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Corporate and unallocated expense	$(29)	$(41)	$(102)	$(125)

Corporate and unallocated expenses decreased for the three and nine months ended September 30, 2022 due to higher incentive compensation costs in 2021.

For the nine months ended September 30, 2021, corporate and unallocated expenses included certain corporate costs, including research and development, that were not directly attributable to the Company's European Tinplate business which was sold in August 2021 and as such, could not be allocated to discontinued operations. Subsequent to the sale, the Company's corporate cost structure reflects its ongoing operations.

Restructuring and other, net

For the nine months ended September 30, 2022 the benefit from restructuring and other was primarily due to the $113 gain from the sale of the Transit Packaging segment's Kiwiplan business, partially offset by $29 of charges related to an overhead cost reduction program initiated by the Transit Packaging segment in the second quarter of 2022. The Company expects to reduce headcount by approximately 600 employees and this action to result in annual savings of approximately $60. However, there can be no assurance that any such pre-tax savings will be realized.

Loss on debt extinguishment

For the three and nine months ended September 30, 2022 the $11 loss on debt extinguishment included premium payments and the write-off of deferred financing fees related to the refinancing of the Company's revolving credit and term loan facilities and the redemption of the Company's €335 2.25% senior notes due 2023 and its €550 0.75% senior notes due 2023. See Note L for more information on the Company's refinancing actions.

Interest expense

For the three months ended September 30, 2022 compared to 2021, interest expense increased from $66 to $76 due to higher interest rates. For the nine months ended September 30, 2022 compared to 2021, interest expense decreased from $203 to $194 due to lower outstanding debt balances partially offset by higher interest rates.

Provision for income taxes

The effective rate for the nine months ended September 30, 2022, decreased as compared to 2021, primarily due to prior year income tax charges of $42 for reorganizations and other transactions required to prepare the European Tinplate business for sale and an income tax charge of $40 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. See Note C for more information related to the sale of the European Tinplate business.

Equity in net earnings of affiliates

For the three and nine months ended September 30, 2022 compared to 2021, equity in net earnings of affiliates increased from $5 to $10 and $10 to $39 due to the 20% ownership interest received after the sale of Company's European Tinplate business in August 2021.

Net income attributable to noncontrolling interest

For the nine months ended September 30, 2022 compared to 2021, net income from noncontrolling interests decreased from $107 to $95 primarily due to lower earnings in the Company's beverage can operations in Brazil. The nine months ended September 30, 2021 included a benefit of $30 related to a favorable court ruling in a lawsuit brought by

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

certain of the Company's Brazilian subsidiaries asserting they were overcharged by the local tax authorities for indirect taxes paid in prior years.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities decreased from $245 for the nine months ended September 30, 2021 to $134 for the nine months ended September 30, 2022. The decrease in cash provided by operating activities was primarily due to increases in working capital, partially offset by higher earnings and $69 received for partial reimbursement of the contribution made in 2021 to fully settle the U.K. pension plan obligation, which is included in Pension contributions in the Consolidated Statements of Cash Flows. See Note L for more information regarding the settlement of the U.K. pension plan obligations.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 37 days as of December 31, 2021 to 36 days as of September 30, 2022.

Inventory turnover increased from 59 days at December 31, 2021 to 64 days at September 30, 2022. Inventory has increased from $1,735 at December 31, 2021 to $2,184 due to inventory builds in certain segments.

Days outstanding for trade payables decreased from 112 days at December 31, 2021 to 93 days at September 30, 2022 as prior year included the payables impact of inventory built in anticipation of market growth.

Investing Activities

Cash flow from investing activities decreased from an inflow of $1,791 for the nine months ended September 30, 2021 to an outflow of $412 for the nine months ended September 30, 2022 primarily due to the proceeds received from the sale of the European Tinplate business in 2021 and higher capital expenditures in 2022.

The Company currently expects capital expenditures in 2022 to be approximately $850.

Financing Activities

Financing activities used cash of $913 for the nine months ended September 30, 2021 and provided cash of $232 for the nine months ended September 30, 2022.

The Company had higher net borrowings in 2022 primarily related to the refinancing of the Company's revolving credit and term loan facilities and the redemption of the Company's €335 2.25% senior notes due 2023 and its €550 0.75% senior notes due 2023. See Note L for more information.

Liquidity

As of September 30, 2022, $307 of the Company's $368 of cash and cash equivalents was located outside the U.S.. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $249 was held by subsidiaries for which earnings are considered indefinitely reinvested.

As of September 30, 2022, the Company had $1,159 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less outstanding standby letters of credit of $70 and $421 of credit facility borrowings. The Company could have borrowed this amount at September 30, 2022 and still have been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 3.2 to 1.0 at September 30, 2022 was in compliance with the covenant requiring a ratio of no greater than 5.0 to 1.0. The maximum net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2023.

In March 2022, the Company amended its securitization facility to increase the program limit from $500 to $700. This securitization facility expires in July 2023.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Capital Resources

As of September 30, 2022, the Company had approximately $270 of capital commitments primarily related to its global beverage can businesses. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Cork Obligor Group

Nine Months Ended
September 30, 2022
Net sales	$—
Gross Profit	—
Income from operations	(3)
Net income from continuing operations[1]	(45)
Net income attributable to Crown Holdings[1]	(45)
(1) Includes $30 of expense related to intercompany interest with non-guarantor subsidiaries

	September 30, 2022	December 31, 2021
Current assets	$16	$7
Non-current assets	21	27
Current liabilities	57	72
Non-current liabilities[1]	6,078	5,286
(1) Includes payables of $5,231 and $4,560 due to non-guarantor subsidiaries as of September 30, 2022 and December 31, 2021

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Crown Americas Obligor Group

Nine Months Ended
September 30, 2022
Net sales[1]	$4,060
Gross profit[2]	665
Income from operations[2]	338
Net income attributable to continuing operations[3]	285
Net income attributable to Crown Holdings[3]	285
(1) Includes $404 of sales to non-guarantor subsidiaries
(2) Includes $40 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $23 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

	September 30, 2022	December 31, 2021
Current assets[1]	$1,186	$1,078
Non-current assets[2]	3,825	3,495
Current liabilities[3]	1,339	1,330
Non-current liabilities[4]	6,183	4,761
(1) Includes receivables of $54 and $48 due from non-guarantor subsidiaries as of September 30, 2022 and December 31, 2021
(2) Includes receivables of $283 and $180 due from non-guarantor subsidiaries as of September 30, 2022 and December 31, 2021
(3) Includes payables of $34 and $35 due to non-guarantor subsidiaries as of September 30, 2022 and December 31, 2021
(4) Includes payables of $1281 and $1,397 due to non-guarantor subsidiaries as of September 30, 2022 and December 31, 2021

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, and in Part II within Item 1A of this report which information is incorporated herein by reference.

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

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which are not historical facts (including any statements concerning the direct or indirect impact of the COVID-19 pandemic and the Russia-Ukraine war, objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto, including the potential for higher interest rates and energy prices), are “forward-looking statements” within the

Crown Holdings, Inc.

meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of “Management's Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company's quarterly, annual or other reports filed with the U.S. Securities and Exchange Commission (“SEC”), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2022, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2022, the Company had $2.9 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $7 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended September 30, 2022. The table excludes 66,104 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended September 30, 2022.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
July	—	$—	—	$2,415
August	1,193,700	$96.79	1,193,700	$2,299
September	—	$—	—	$2,299
	1,193,700		1,193,700

(1) In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3.0 billion of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Crown Holdings, Inc.

Item 6.    Exhibits

10.p	Executive Employment Agreement, effective 25 October, 2022, between Crown Holdings, Inc. and Matthew R. Madeksza

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: November 1, 2022