Form 10-K
period 2022-12-31
CROWN HOLDINGS INC
filed 2023-02-27
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			75-3099507
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

14025 Riveredge Drive, Suite 300	Tampa	FL	33637-2015
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock $5.00 Par Value	CCK	New York Stock Exchange
7 3/8% Debentures Due 2026	CCK26	New York Stock Exchange
7 1/2% Debentures Due 2096	CCK96	New York Stock Exchange
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2022 121,166,297 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $11,167,897,594 based on the New York Stock Exchange closing price for such shares on that date.
As of February 23, 2023, 120,091,325 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2023	Part III to the extent described therein

2022 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the "Company" or the "Registrant") (where the context requires, the "Company" shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company, through its subsidiaries, is a leading global supplier of rigid packaging products to consumer marketing companies, as well as transit and protective packaging products, equipment and services to a broad range of end markets. The Company's consumer packaging solutions primarily support the beverage and food industries, along with the personal care and household industries, through the development and sale of aluminum and steel cans. The Company's transit and protective packaging products include steel and plastic consumables and equipment, paper-based protective packaging, and plastic film consumables and equipment, which are sold into the metals, food and beverage, construction, agricultural, corrugated and general industries.

At December 31, 2022, the Company operated 199 plants along with sales and service facilities throughout 40 countries and had approximately 26,000 employees. In 2022, consolidated net sales for the Company were $12.9 billion with 63% derived from operations outside the United States ("U.S.")

The Company's strategy is to deploy capital into its global beverage can operations to expand production capacity to support growing customer demand in alcoholic and non-alcoholic drink categories. Beverage cans are the world’s most sustainable and recycled beverage packaging and continue to gain market share in new beverage product launches. The Company continues to drive brand differentiation by increasing its ability to offer multiple specialty can sizes. Size variations include slim and sleek cans, as well as larger sizes to help customers differentiate their products. It also continues to deliver new printing and decorating capabilities, as well as value-add services that aid customers throughout the entire production cycle, from consultation and development to line implementation and quality assurance

The Company is guided by commitments to its stakeholders and its own goals to foster a resilient business with longevity, which requires an emphasis on both financial performance and environmental, social and governance ("ESG") performance. The Company’s Twentyby30 program, which is a comprehensive sustainability strategy that outlines 20 measurable goals to be achieved by 2030, has accelerated critical initiatives and progress around carbon footprint management and social impact.

The Company continues to leverage the inherent ecofriendly benefits of its primary product, metal packaging, to advance toward its targets. Aluminum cans, which are infinitely recyclable and remain the world’s most recycled beverage packaging, exemplify sustainability and are a strong contributor to the circular economy. The Company is working in conjunction with industry partners to drive higher recycling rates and increase recycled content to ensure infinitely recycled aluminum cans are available for generations of future use.

Approximately 66% of the Company's consolidated net sales were derived from the Company's global beverage can operations. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global customer and consumer expectations. The Company expects to continue to responsibly add beverage can capacity to meet customer needs, as necessary.

REPORTABLE SEGMENTS

The Company's business is generally organized by product line and geography. The reportable segments are: Americas Beverage, European Beverage, Asia Pacific and Transit Packaging. Our operations are set up in a strategic regional spread to cover a broad range of market areas and to best support our customers. While the Company operates in nearly all regions of the world, it consistently monitors and invests in growing markets, including Latin America and Southeast Asia.

AMERICAS BEVERAGE

The Americas Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2022 of $5.1 billion and segment income (as defined under Note Y to the consolidated financial statements) of $742 million.

Crown Holdings, Inc.

EUROPEAN BEVERAGE

The European Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2022 of $2.1 billion and segment income (as defined under Note Y to the consolidated financial statements) of $144 million.

ASIA PACIFIC

The Asia Pacific segment primarily consisting of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and also includes non-beverage can operations, primarily food cans and specialty packaging.

The Asia Pacific had net sales in 2022 of $1.6 billion and segment income (as defined under Note Y to the consolidated financial statements) of $172 million.

TRANSIT PACKAGING

The Company's Transit Packaging segment includes the Company’s worldwide industrial products, protective solutions, and automation, equipment and tools business. Industrial products include steel strap, plastic strap, industrial film and other related products that are used in a wide range of industries. Protective solutions include transit protection products, such as airbags, edge protectors, and honeycomb products that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Automation, equipment and tools includes manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply consumables such as strap and film.

The Transit Packaging had net sales in 2022 of $2.5 billion and segment income (as defined under Note Y to the consolidated financial statements) of $281 million.

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

Many customers provide the Company with quarterly or annual estimates of product requirements along with related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling use of working capital. The Company schedules its production to meet customer requirements. Because the production time for the Company’s rigid packaging products is short, any backlog of customer orders in relation to overall sales is not significant. The standard backlog in Transit Packaging’s automation, equipment and tools business, is typically not significant, however, supply chain constraints may increase the backlog from time to time.

COMPETITION

Most of the Company’s packaging products for consumer goods are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s

Crown Holdings, Inc.

competitors include, but are not limited to, Ardagh Metal Packaging, Ball Corporation, Mauser Packaging Solutions, Can-Pack S.A., Metal Container Corporation, Silgan Holdings Inc., Sonoco, and Trivium Packaging.

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

CUSTOMERS

The Company’s largest beverage can customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world, including Anheuser-Busch InBev, Coca-Cola, Heineken, Keurig Dr Pepper, Molson Coors, Pepsi-Cola and Refresco, among others. Consolidation trends among beverage marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 49% of its 2022 consolidated net sales.

For the years ended December 31, 2022 and 2021, two customers each accounted for 12% and 11%, of the Company's consolidated net sales. For the year ended December 31, 2020 the same two customers accounted for 11% and 10%, of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia.

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

In 2022, consumption of aluminum and steel represented 44% and 9%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices or set repricing dates.

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

Crown Holdings, Inc.

As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including utility and freight-related costs. The Company attempts to increase prices on its products accordingly in order to recover these costs. Certain of the Company's sales contracts contain non-metal pass-through provisions that include annual selling price adjustments based on a producer price index. In certain years the referenced index may be negative, requiring the Company to reduce its selling price while its actual costs may have increased.

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

In addition to mitigating risks around pricing, the Company maintains its commitment to upholding and evolving standards for ethics and compliance as it sources materials. Regular engagement with suppliers is ongoing to manage materials and the impact on environments and communities. The Company strives to ensure all partners meet standards for responsible supply and adhere to the formal Code of Business Conduct and Ethics. Through the Twentyby30 program, the Company has committed to sourcing standards that by 2030 require 100% of core raw materials and service suppliers, by spend, to be assessed and comply with Crown Responsible and Ethical Sourcing policies and requirements.

SUSTAINABILITY

Sustainability remains a core focus of the Company’s business strategy and commitments, as the Company recognizes its critical role in corporate social responsibility and the impact of sustainability performance on economic opportunity and stakeholder relationships, including customers and employees. As a major manufacturer with operations worldwide, the Company can significantly impact industry progress by supporting important environmental and social initiatives and adopting practices that create change both within the organization and within partner relationships.

In 2020, Crown established its comprehensive Twentyby30 program, setting 20 measurable goals to be reached by 2030 or sooner. These objectives encompass all aspects of sustainability and reflect areas considered material to the Company’s business as well as areas where it can create notable impact. Structured within five core program pillars of Climate Action, Resource Efficiency, Optimum Circularity, Working Together and Never Compromise, these initiatives include efforts such as making operational improvements in energy, water and waste and elevating our focus on material use efficiency, recycling, responsible and ethical sourcing and food contact and safety.

The Company maintains a Corporate Environmental Sustainability Policy; a Human Rights Policy; a Responsible and Ethical Sourcing Policy; a Conflict Minerals Policy; and an Environmental, Health and Safety Policy. These policies serve as guidelines for all employees to adhere to as the Company works to advance its sustainability strategy.

Across Twentyby30 program pillars, the Company works toward continuous improvement in product design and manufacturing practices to provide the best outcome for the environment, communities, employees and consumers, both now and in the future.

Aluminum and steel contribute to these improvements as, by nature, they are infinitely recyclable without loss of properties, meaning they can be repeatedly reused to form new consumer packaging with no degradation in performance, quality or safety. Recycling these metals offers significant savings in energy and water consumption, as well as carbon dioxide emissions. As such, the Company is collaborating with industry partners to improve recycling rates and recycled content rates. In addition, the Company is making strides in its energy and water usage on a global level, working to implement more renewable energy sources, minimize wastewater and execute water replenishment programs.

A few key, recent efforts the Company has made to be a more proactive sustainability leader include:

•In 2022, the Company co-hosted the beverage can industry’s first Global Aluminum Can Sustainability Summit, bringing together over 100 global attendees from various parts of the aluminum supply chain and facilitating important discussions aimed at driving actionable progress toward the industry’s sustainability goals.

•The Company committed to The Climate Pledge, targeting to achieve net-zero carbon emissions by 2040, a full 10 years ahead of the Paris Agreement goals.

•In 2022, Crown signed on to the United Nations (UN) Global Compact, a voluntary initiative based on CEO commitments to implement universal sustainability principles and take steps to support UN goals.

Crown Holdings, Inc.

Socially, the Company is continuing to elevate its commitments to community engagement through more volunteer opportunities and by establishing a charitable giving program, which donates to various non-profit organizations across the regions in which it operates. Within its own workforce, the Company is prioritizing employee welfare and striving to more regularly engage its professionals to foster a more connected global team dedicated to individual and collective improvement as an organization.

As a result of its collective efforts, the Company has recently received the following recognition:

•In 2022, ESG ratings provider Sustainalytics ranked the Company as a Low ESG Risk Rating for managing ESG risk within the metal and glass packaging sub-industry.

•The Company was named to the America's Most Responsible Companies 2023 list by Newsweek.

•The Company was ranked in the top 100 companies included in Forbes’ 2021 inaugural “World’s Top Female-Friendly Companies” list.

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

HUMAN CAPITAL

At December 31, 2022, the Company had approximately 26,000 employees worldwide, with approximately 6,000 employed by the Americas Beverage segment, 3,500 employed by the European Beverage segment, 5,000 employed by the Asia Pacific segment, 8,000 employed by the Transit Packaging segment and 3,500 employed by Other.

A significant portion of the Company’s workforce is unionized. Collective bargaining agreements with varying terms and expiration dates cover approximately 11,400 employees. The Company did not experience any significant union-initiated work stoppages during the 2022 fiscal year and believes that its employee relations remain good. The Company does not expect that renegotiation of any collective bargaining agreements expiring in 2023 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

The Company believes that its employees are key to achieving the Company’s business goals and growth strategy. Attracting, developing and retaining the most skilled and engaged people globally is crucial to all aspects of the Company’s activities. To this end, the Company has cultivated a senior management team with extensive industry experience and highly specialized skills and has consistently re‑invested in necessary resources to effectively staff and efficiently support its businesses. It has also made efforts to fill corporate and plant roles worldwide with individuals who possess material, design and manufacturing expertise and can cultivate lasting customer relationships. To aid retention, the Company aspires to offer market rate competitive salaries for the regions in which it operates and it engages employees with professional development opportunities that both contribute to the Company’s success and maximize their personal potential. It also aims to implement a positive and inclusive work environment that prioritizes employee safety, fosters an inclusive atmosphere and creates a fulfilling career.
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

The Company recognizes that a diverse and inclusive workforce is critical to its future business success. It has therefore integrated Diversity & Inclusion (D&I) as a dimension of its Twentyby30 sustainability program, aiming first to embed D&I

Crown Holdings, Inc.

awareness in its organizational culture. The Company believes different backgrounds, experiences and perspectives generate powerful new ideas and foster sound and sustainable decision making. The Company’s approach includes deployment of D&I training initiatives, such as psychological safety and unconscious bias trainings, and improvement of its recruitment and onboarding processes. Recruitment programs to attract diverse talent into the organization include an accelerated manufacturing program, first focused on engineering skills, which includes assignments in various businesses and countries to encourage broader thinking and a flexible mindset. This program provides an opportunity for diverse candidates to progress more quickly to higher functions within the organization. The Company continues to focus on improving gender equality and cultural diversity in the organization, including developing and empowering minorities and women through greater career opportunity and recognition.

The Company places a high value on skills management and lifelong learning opportunities that benefit both the individual employee and the whole Company. The Company provides a variety of educational opportunities, including a mix of mandatory and voluntary training programs that occur in classrooms, online or on the job. The Company also recognizes the importance of multifunctional teams and as such, management training includes international exposure and cross-divisional activity to develop common approaches and values. Talent development programs vary by region, but include leadership programs designed to support operations leadership, lean manufacturing operations and employee performance management.

The Company maintains a written Code of Business Conduct and Ethics which describes its policies with respect to, among other things, anti-corruption, protection of confidential information, and environmental, health and safety matters, as well as the Company’s commitment to ensuring that all employees are treated with respect and dignity and are able to work in an environment free from all forms of unlawful employment discrimination. The Company’s compliance teams are responsible for implementing these policies. The Company's compliance program includes a mechanism for employees to report suspected violations of Company policies on a confidential basis, including anonymous reporting where permitted by local law.

RESEARCH AND DEVELOPMENT

The Company's global Research, Development & Engineering ("RD&E") Center for packaging products for consumer goods is located in Wantage, U.K. The Company utilizes its centralized corporate RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials and material-efficient container designs that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and supplier relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate customers' products in the retail environment (for example, the creation of new packaging shapes, novel decoration methods, or the addition of digital content through unique codes) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in manufacturing facilities. The corporate RD&E Center is also applying technical expertise to advance product design and manufacturing capabilities for the Company's Transit Packaging segment, supplementing the group's existing product developments.

The Company maintains a substantial portfolio of patents and other intellectual property ("IP") in the field of metal packaging systems and seeks strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends, 360 End™ beverage ends, Easy-Flow™ beverage ends and can shaping have been licensed in Europe, Australia, Japan, and Africa to provide customers with global access to Crown's brand building innovations. In addition to package components, the Company maintains a legacy of innovation that features numerous industry-firsts, including launching new interactive inks, decorative and shaping techniques, new package sizes and styles and new canmaking technologies. Recent examples include the Company’s Accents™ variable printing technology, which facilitates up to 24 different beverage can designs in a single run, and its Quantum™ debossing technology, which implements a unique golf-ball texture on food cans to prevent counterfeiting and reduce material usage by almost 13%.

Transit Packaging is also well known throughout its markets for its ability to drive product innovation and leadership in new technologies. Transit Packaging focuses on market driven innovation and has a long history of creating product and service solutions that solve problems and create value for its customers. Transit Packaging has grown its global patent portfolio to over 360 U.S. issued patents or pending patent applications and over 1,000 foreign issued patents or pending patent applications. The portfolio broadly covers about 340 customized technologies and spans diverse business platforms, as well as the different countries in which it operates.

Crown Holdings, Inc.

The Company spent $34 million in 2022, $47 million in 2021, and $48 million in 2020 in its RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. Beverage products are generally consumed in greater amounts during the warmer months and the food packaging business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The Company’s working capital requirements are funded by cash flows from operations, revolving credit facilities and receivables securitization and factoring programs.

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

The Company’s Sustainability Report, Code of Business Conduct and Ethics, its Corporate Governance Guidelines, and the charters of its Audit, Compensation and Nominating and Corporate Governance committees are available on the Company’s website. These documents are also available in print to any shareholder who requests them. Amendments to and waivers of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company's website.

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

The Company uses various raw materials, such as aluminum, steel, tin, water, natural gas, electricity and other processed energy, as well as materials derived from crude oil and natural gas, such as polyethylene and polypropylene resins, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. In 2022, consumption of aluminum and steel represented 44% and 9% of the Company's consolidated cost of products sold, excluding depreciation and amortization. The Company's raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs and duties), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes, and the COVID-19 pandemic. In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers. In addition, tariffs and potential limits on steel supply in the U.S. from certain foreign countries could further

Crown Holdings, Inc.

negatively impact the Company's ability to obtain sufficient quantities of steel at competitive prices. Moreover, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company's business may increase as well, including natural gas, electricity and freight-related costs.

The prices of certain raw materials used by the Company, such as aluminum, steel and energy, have historically been subject to volatility. The Company continues to manage the challenges of supply chain disruptions and increasing costs for raw materials and energy in 2022. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. The Company also uses commodity forward contracts to manage its exposure to these raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company's segments for the year-ended December 31, 2022 is discussed, as applicable in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

If the Company is unable to purchase aluminum, steel, resins or other raw materials for a significant period of time, the Company's operations would be disrupted and any such disruption may adversely affect the Company's financial results. If customers believe that the Company's competitors have greater access to raw materials, perceived certainty of supply at the Company's competitors may put the Company at a competitive disadvantage with respect to pricing and product volumes.

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

The Company is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials and plastic. The Company's sales depend heavily on the volumes of sales by the Company's customers in the beverage and food markets. Changes in preferences for products and packaging by consumers of beverage cans and prepackaged food cans significantly influence the Company's sales. Changes in packaging by the Company's customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers, or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low worldwide demand for its products or in situations where industry expansion creates excess capacity, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins and can have an adverse effect on the Company's business.

The Company's business results depend on its ability to understand its customers' specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

The Company's ability to develop new product offerings for a diverse group of global customers with differing preferences, while maintaining functionality and spurring innovation, is critical to its success. This requires a thorough understanding of the

Crown Holdings, Inc.

Company's existing and potential customers on a global basis, particularly in developing markets and areas, such as the Middle East, South America, Eastern Europe and Asia. Failure to deliver quality products that meet customer needs ahead of competitors could have a significant adverse effect on the Company's business.

Loss of third-party transportation providers upon whom the Company depends or increases in fuel prices could increase the Company's costs or cause a disruption in the Company's operations.

The Company depends generally upon third-party transportation providers for delivery of products to customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in the availability of vessels or increases in fuel prices, could increase the Company's costs and disrupt Company’s operations and its ability to service customers on a timely basis or cost-effective basis.

The Company's business is seasonal and weather conditions could reduce the Company's net sales.

The Company manufactures metal and glass packaging primarily for the beverage and food can market. Its sales can be affected by weather conditions. Due principally to the seasonal nature of the soft drink, brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company's products have historically varied and are expected to continue to vary by quarter and by region. Unseasonably cool weather can reduce consumer demand for certain beverages packaged in the Company's containers. In addition, poor weather conditions that reduce crop yields of packaged foods can decrease customer demand for its food containers.

The Company has a significant amount of goodwill that, if impaired in the future, would result in lower reported net income and a reduction of its net worth.

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2022, the carrying value of the Company's goodwill was $3.0 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

A significant portion of the Company's workforce is unionized and labor disruptions could increase the Company's costs and prevent the Company from supplying its customers.

A significant portion of the Company's workforce is unionized, and a prolonged work stoppage or strike at any facility with unionized employees could increase costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union or works council action in certain jurisdictions, and any such new agreements may not be on terms satisfactory to the Company. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. Moreover, additional groups of currently non-unionized employees may seek union or works council representation in the future.

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

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use its technologies to compete with it. The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, whose primary patent expired in 2016 and Ideal™ product line. The Company's patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company's patents. Moreover, the costs of litigation to defend the Company's patents could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally, and the patent laws of foreign countries may offer less protection than the patent laws of the U.S. Not all of the Company's domestic patents have

Crown Holdings, Inc.

been registered in other countries. The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

Risks Relating to the Company's International Operations

The Company's international operations, which generated approximately 63% of its consolidated net sales in 2022, are subject to various risks that may lead to decreases in its financial results, particularly in the case of the Company's operations in emerging markets.

The Company is an international company, and the risks associated with operating in non-U.S. jurisdictions, and with operating and seeking to expand business in a number of different regions and countries generally, exposes the Company to potentially conflicting cultural practices, business practices and legal and regulatory requirements and may have a negative impact on the Company’s liquidity and net income. The Company's international operations generated approximately 63% of its consolidated net sales in the years ended 2022 and 2021 and 64% of its consolidated net sales in the year ended 2020. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, Eastern Europe and Asia, that may pose political and economic volatility and instability, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company’s other markets. The Company’s expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Further, if a downturn in economic conditions ultimately leads to a significant devaluation of a foreign currency such as the euro, the value of any financial assets that are denominated in that currency may be reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company’s overall business, prospects, operating results, financial condition and cash flows.

Emerging markets are a focus of the Company’s international growth strategy, and the Company’s success in developing market share and operating profitably in these markets is critical to the Company’s growth. The developing nature of these markets and the nature of the Company’s international operations generally are subject to various risks, including:

•foreign governments' restrictive trade policies;
•conflicting regulation (including with respect to product labelling, privacy, data protection and advanced technologies) and policy changes by foreign agencies or governments;
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
•difficulties associated with expatriating or repatriating cash generated or held abroad in a tax-efficient manner;
•changes in tax laws and regulations;
•difficulties in enforcing contractual obligations and intellectual property rights and difficulties in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;
•national and regional labor strikes and work stoppages;
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

Crown Holdings, Inc.

•hyperinflation and currency devaluation in any country where such currency devaluation could affect the amount of cash generated by operations in that country and thereby affect the Company's ability to satisfy its obligations;
•geographical concentration of the Company’s factories and operations and regional shifts in its customer base;
•war (such as the ongoing military conflict between Russia and Ukraine), civil disturbance, global or regional catastrophic events, natural disasters, and acts of terrorism;
•epidemics, pandemics, and other disease outbreaks and health crises (such as the ongoing COVID-19 pandemic);
•the complexity of managing global operations; and
•compliance with applicable anti-corruption, anti-bribery laws and anti-money laundering laws and sanctions.

As emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful. Furthermore, the continuing and accelerating globalization of businesses in emerging markets and elsewhere could significantly change the dynamics of the Company’s competition, customer base and product offerings, which could adversely affect the Company’s financial position.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The Company's international operations generated approximately 63% of its consolidated net sales in the years ended 2022 and 2021 and 64% of its consolidated net sales in the year ended 2020. Volatility in exchange rates may increase the costs of the Company's products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, increase its hedging costs, and limit its ability to hedge exchange rate exposure. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and "Quantitative and Qualitative Disclosure about Market Risk" in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2022, a 0.10 movement in the average euro rate would have reduced net income by approximately $5 million.

The departure of the U.K. from the European Union could adversely affect the Company.

The U.K. ceased to be a member of the European Union (“E.U.”) on January 31, 2020, and the applicable transition period ended on December 31, 2020 (such departure commonly referred to as “Brexit”). The U.K. is also no longer part of the European Economic Area.

Continuing legal, political and economic uncertainty following Brexit may be a source of instability in international markets, create significant currency fluctuations, and adversely affect current trading and supply arrangements. Disruptions in trade as a consequence of Brexit could adversely impact the Company’s UK operations. On December 24, 2020, the U.K. and the E.U. agreed to a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which took effect on January 1, 2021 and provided for, among other things, zero-rate tariffs and zero quotas on the movement of goods between the U.K. and the E.U. The long-term effects of Brexit will depend on the implementation of the Trade and Cooperation Agreement and any future agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any potential changes in the arrangements for the U.K. to retain access to E.U. markets. Brexit could result in adverse economic effects across the U.K. and Europe, which could, in turn, adversely affect the Company’s business, results of operations, financial condition and cash flows.

Crown Holdings, Inc.

Risks Relating to the Company's Indebtedness and Liquidity

The substantial indebtedness of the Company could prevent it from fulfilling its obligations under its debt agreements.

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2022, the Company and its subsidiaries had approximately $7.0 billion of indebtedness, excluding unamortized discounts and debt issuance costs.

The Company’s current sources of liquidity includes a securitization facility with a program limit up to a maximum of $700 million that expires in July 2023, a securitization facility with a program limit of $200 million that expires in December 2023, and a securitization facility with a program limit of $160 million that expires in November 2025. Additional sources of the Company's liquidity include borrowings under its $1,650 million revolving credit facilities that mature in August 2027.

The Company's indebtedness includes its €600 million ($642 million at December 31, 2022) 2.625% senior notes due in September 2024; its €600 million ($642 million at December 31, 2022) 3.375% senior notes due in May 2025; its $875 million 4.75% senior notes due in February 2026; its €500 million ($536 million at December 31, 2022) 2.875% senior notes due in February 2026; its $400 million 4.25% senior notes due in September 2026; its $350 million 7.375% senior notes due in December 2026; its $500 million 5.25% senior notes due in August 2030; its $40 million 7.5% senior notes due in December 2096; and its $242 million of other indebtedness in various currencies due at various dates through 2027. In addition, the Company’s term loan facilities mature as follows: $30 million in 2023, $60 million in 2024, $89 million in 2025, $119 million in 2026 and $2,080 million in 2027.

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
•limit, along with the financial and other restrictive covenants under the Company's debt agreements, the Company's ability to obtain additional financing, dispose of assets or pay cash dividends;
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

As of December 31, 2022, approximately $2.8 billion of the Company's $7.0 billion of total indebtedness and other outstanding obligations and $1.3 billion of securitization and factoring programs were subject to floating interest rates. Changes in

Crown Holdings, Inc.

economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $284 million, $253 million and $290 million for 2022, 2021 and 2020, respectively. Based on the amount of variable rate debt outstanding and securitization and factoring at December 31, 2022, a 0.25% increase in variable interest rates would increase its annual interest expense by approximately $10 million before tax. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 0.25% increase in these floating interest rates could be more than $10 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2022. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

Restrictive covenants in the debt agreements governing the Company's current or future indebtedness could restrict the Company's operating flexibility.

The indentures and agreements governing the Company's senior secured credit facilities and outstanding notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company's ability to operate its business and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company's senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company's senior secured credit facilities and certain of its outstanding notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

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

The breach of any of these covenants by the Company or the failure by the Company to maintain any of these ratios or meet any of these conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company's other outstanding debt and could lead to an acceleration of obligations related to the Company's senior secured credit facilities, outstanding notes and other outstanding debt. The ability of the Company to comply with these covenants and the covenants in agreements it may enter into in the future can be affected by events beyond its control and, therefore, it may be unable to satisfy its obligations under its debt agreements.

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

Crown Holdings, Inc.

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

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.S. and Canada. In 2022, 2021 and 2020, the Company contributed $24 million, $236 million, and $27 million to its pension plans. The 2021 contribution included a $216 million contribution to its U.K. pension plan in advance of full settlement of the plan's obligations. Pension expense was $25 million and is expected to be $56 million in 2023, using foreign currency exchange rates in effect at December 31, 2022. A 0.50% change in the 2023 expected rate of return assumptions would change 2023 pension expense by approximately $6 million. A 0.50% change in the discount rates assumptions as of December 31, 2022 would change 2023 pension expense by approximately $3 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $16 million in 2023, $51 million in 2024, $52 million in 2025, $53 million in 2026 and $44 million in 2027. Future changes in the factors used to determine pension contributions, including investment performance of plan assets, could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.

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

Crown Holdings, Inc.

decline, the underfunding of the pension plans may increase and the Company may have to contribute additional funds to the pension plans, and the Company's pension expense may increase. In addition, certain of the Company's pension and postretirement plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the Company's outstanding notes. In addition, as of December 31, 2022 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $108 million, based on assumptions set forth under Note R to the Company's audited consolidated financial statements in this Annual Report.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany. In July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of €8 million. Fining decisions based on settlements can be appealed under EU law. The Company is seeking annulment of the Commission’s fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. There can be no assurance regarding the outcome of such appeal.

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

Crown Holdings, Inc.

manufactured asbestos-containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

As of December 31, 2022, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $220 million, including $178 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note O to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2022, Crown Cork received approximately 1,500 new claims, settled or dismissed approximately 1,000 claims, and had approximately 57,500 claims outstanding at the end of the period. Of the Company's outstanding claims, approximately 17,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 40,500 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,500 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 20,000 were filed in other states. The outstanding claims at December 31, 2022 also exclude approximately 19,000 inactive claims, as well as claims in Texas filed after June 11, 2003. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's business arising from these defenses will not increase materially.

Crown Cork made cash payments of $21 million, $19 million and $21 million in 2022, 2021 and 2020 to settle asbestos claims and pay related legal and defense costs. These payments and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to operating permits, treatment, storage and disposal of waste, the use of chemicals in the Company’s products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. The European Union and Canada have banned the use of bisphenol-A in baby bottles, and the U.S. Environmental Protection Agency ("EPA") has considered adding bisphenol-A, which it has described as a potential reproductive, developmental, and systemic toxicant, to the chemical concern list and using its Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Certain other nations, including Denmark, Belgium, the Netherlands, Canada and France, have implemented or considered implementing legislation restricting the use of bisphenol-A, including imposing product labeling requirements or restrictions on the importation and placement in the market of packaging and utensils containing bisphenol-A, and the European Food Safety Authority has recommended that the tolerable daily intake of bisphenol-A be lowered. Domestic and international, federal, state, municipal or other regulatory authorities could further restrict or prohibit the use of bisphenol-A in the future. In addition, public reports, litigation and other allegations regarding the

Crown Holdings, Inc.

potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

The Company may incur significant costs and experience operational disruptions as a result of increases in the frequency, severity or duration of severe weather events caused by climate change (including thunderstorms, hurricanes, blizzards, wildfires, flooding, typhoons and tornados), and may incur additional costs to prepare for, respond to and mitigate the effects of climate change. Furthermore, in the event that severe weather events, temperature shifts, or coastline changes resulting from climate change adversely impact crop yields for fruits and vegetables, our customers’ demand for our products may be reduced due to customers’ inability to make products that require packaging in the first instance. The Company is not able to accurately predict the materiality of any potential losses or costs associated with the effects of climate change. The impact of climate change may also vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water.

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

Public health and government officials have become increasingly concerned about the health consequences associated with over-consumption of certain types of beverages, such as sugar-sweetened beverages and including those sold by certain of the Company's significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company's customers, which could in turn affect demand of the Company's customers for the Company's products. For example, taxes on certain sugar-sweetened beverages and/or energy drinks have been enacted in France, the U.K., Poland, Portugal, Hungary, India and Saudi Arabia. Some state and local governments are also considering similar taxes, and several U.S. cities, including in California, Pennsylvania and Colorado, have enacted taxes on certain sugar-sweetened beverages. The imposition of such taxes may decrease the demand for certain soft drinks and beverages that the Company's customers produce, which may cause the Company's customers to respond by decreasing their purchases from the Company. Consumer tax legislation and future attempts to tax sugar-sweetened or energy drinks by other jurisdictions could reduce the demand for the Company's products and materially adversely affect the Company's business and financial results.

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

Crown Holdings, Inc.

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

The Company has completed and may consider acquisitions and investments that complement its existing business or dispositions of portions of its existing business. The actual or potential acquisitions, dispositions and investments, such as the Company's divestiture of its European Tinplate business in August 2021, involve or may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company's senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses and the diversion of management's attention that could have a material effect on the Company's financial condition and operating results.

In particular, if the Company incurs additional debt in order to finance an acquisition, the Company's liquidity and financial stability could be impaired as a result of using a significant portion of available cash or borrowing capacity. Moreover, the Company may face an increase in interest expense or financial leverage if additional debt is incurred to finance an acquisition, which may, among other things, adversely affect the Company's various financial ratios and the Company's compliance with the conditions of its existing indebtedness. In addition, such additional indebtedness may be incurred under the Company's senior secured credit facilities or otherwise secured by liens on the Company's assets.

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

Members of the Company's senior management have extensive industry experience, and it might be difficult to find new personnel with comparable experience. Because the Company's business is highly specialized, the Company believes that it would also be difficult to replace its key technical personnel. The Company believes that its future success depends, in large part, on its experienced senior management team. Losing the services of key members of its management team could limit the Company's ability to implement its business plan. In addition, under the Company's unfunded Senior Executive Retirement Plan certain members of senior management are entitled to lump sum payments upon retirement or other termination of employment and a lump sum death benefit of five times the annual retirement benefit, which could result in unexpected increased costs to the Company for a particular period.

Crown Holdings, Inc.

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

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company's business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual or physical property through security breach, and reputational harm, as well as potential civil liability and fines under various states' laws in which the Company does business. While the Company has security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, the Company's information technology systems could nevertheless be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes (including for purposes of ransom demands or other forms of blackmail), particularly if the Company's information security training and compliance programs prove to be inadequate. In addition, if the Company's information technology systems suffer severe damage, disruption or shutdown and the Company's business continuity plans do not effectively resolve the issues in a timely manner, the Company may lose revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from its customers, and could experience delays in reporting its financial results, including with respect to the Company's operations in emerging markets. Furthermore, if the Company is unable to prevent security breaches, it may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its customers or suppliers, and it may suffer indirect economic loss if its existing insurance policies and coverage related to information security risks prove to be insufficient. Failure or disruption of the Company's information technology systems, or the back-up systems, for any reason could disrupt the Company's operations and negatively impact the Company's cash flows or financial condition.

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

The Company’s business operations and financial position have been and may continue to be adversely affected by the COVID-19 pandemic.

The ongoing global outbreak of COVID-19 has caused and may continue to cause business slowdowns and shutdowns and turmoil in the financial markets both in the U.S. and abroad. The pandemic, as well as the quarantines, travel restrictions, “work from home” orders, mask requirements, and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain, mitigate, or vaccinate against COVID-19 (and the controversies prompted by such restrictions in some regions), has created significant volatility, uncertainty and economic disruption that has adversely affected, and may in the future adversely affect, the Company’s results of operations, cash flows and financial position or the Company’s ability to execute its short- and long-term business strategies and initiatives.

The magnitude of COVID-19’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including the extent and duration of the outbreak’s direct and indirect effect on consumer confidence and spending, customer demand, buying patterns, and work practices and on the Company’s supply chain. The impact of COVID-19 may also exacerbate other risk factors discussed in Item 1A of this Annual Report, any of which could have a material effect on the Company. The extent of the ultimate impact of COVID-19 on the Company’s business is highly uncertain and cannot be reasonably estimated at this time.

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

As of December 31, 2022, the Company operated 199 facilities in 40 countries. The principal manufacturing facilities at December 31, 2022 are listed below and are grouped by reportable segment. The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction may vary from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company also leases outside warehouses. The Company leased 69 of its manufacturing facilities at December 31, 2022.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to align manufacturing facilities to maintain its competitive position in its markets.

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

The Company’s Americas, Transit Packaging and Corporate headquarters are in Tampa, Florida. Its European headquarters is in Baar, Switzerland and its Asia Pacific headquarters is in Singapore. The Company maintains a research facility in Wantage, England.

Crown Holdings, Inc.

Americas Beverage	European Beverage	Asia Pacific	Transit Packaging		Other
Kankakee, IL	Custines, France	Phnom Penh, Cambodia (2)	Rainbow City, AL	Virton, Belgium	Norwalk, CT (T)
Bowling Green, KY	Korinthos, Greece	Sihanoukville, Cambodia	Benton, AR	Kardjali, Bulgaria	Dubuque, IA (F)
Mankato, MN	Patras, Greece	Hangzhou, China	Fordyce, AR	Noerresundby, Denmark	Alsip, IL (A)
Batesville, MS	Parma, Italy	Henan, China (S)	Sheridan, AR	Soenderborg, Denmark	Decatur, IL (A)
Nichols, NY	Amman, Jordan	Heshan, China	Phoenix, AZ	Liljendal, Finland	Belcamp, MD (S)
Dayton, OH	Goleniow, Poland	Huizhou, China (S)	Bay Point, CA	Masku, Finland	Faribault, MN (A)
Cheraw, SC	Dammam, Saudi Arabia	Qingdao Chengyan, China (S)	Stockton, CA	Castelsarrasin, France	Owatonna, MN (F)
Conroe, TX	Jeddah, Saudi Arabia	Shanghai, China (S)	Denver, CO	Fontaine les Luxeuil,	Massillon, OH (F)
Fort Bend, TX	Kosice, Slovakia	Tianjin, China (S)	Carrollton, GA	France	Mill Park, OH (F)
Martinsville, VA	Agoncillo, Spain	Tongxiang, China (S)	Douglasville, GA	Manneville sur Risle,	Connellsville, PA (F)
Winchester, VA	Sevilla, Spain	Ziyang, China	LaGrange, GA	France	Hanover, PA (F)
Olympia, WA	Valencia, Spain	Karawang, Indonesia	Macon, GA	Tournus, France	Trevose, PA (T)
La Crosse, WI	El Agba, Tunisia	Bangi, Malaysia	Bridgeview, IL	Dinslaken, Germany	Spartanburg, SC (A)
Worland, WY	Izmit, Turkey	Yangon, Myanmar	Dixmoor, IL	Goldkronach, Germany	Suffolk, VA (F)
Cabreuva, Brazil	Osmaniye, Turkey	Singapore	Kankakee, IL (2)	Hilden, Germany	Chippewa Falls, WI (T)
Teresina, Brazil	Dubai, UAE	Singapore (S)	Roselle, IL	Neunkirchen, Germany	Oshkosh, WI (F)
Estancia, Brazil	Botcherby, U.K.	Bangpoo, Thailand (F)	Elkhart, IN	Nurnberg, Germany	Kingston, Jamaica (F)
Manaus, Brazil	Braunstone, U.K.	Hat Yai, Thailand (F)	Gary, IN	Weischlitz, Germany	La Villa, Mexico (F)
Ponta Grossa, Brazil		Nakhon Pathom, Thailand (F)	Florence, KY	Gorey, Ireland	Barbados, West Indies (F)
Rio Verde, Brazil		Nong Khae, Thailand (2)	Monroe, LA	Waterford, Ireland	Shipley, U.K. (T), (3)
Uberaba, Brazil		Samrong, Thailand (F)	Brighton, MI	Nairobi, Kenya	Wortley, U.K.
Calgary, Canada		Songkhla, Thailand (F)	Eden, NC	Heerlen, Netherlands
Ontario, Canada		Danang, Vietnam	Salisbury, NC	Nuenen, Netherlands
Santafe de Bogota,		Dong Nai, Vietnam (2)	Newark, NJ	Zwijndrecht, Netherlands
Colombia		Hanoi, Vietnam	Cleveland, OH	Kosice, Slovakia
Acayucan, Mexico		Ho Chi Minh City, Vietnam	Loveland, OH	Burseryd, Sweden
Chihuahua, Mexico		Vung Tau, Vietnam	West Chester, OH	Hjo, Sweden
Ensenada, Mexico			Elizabethtown, PA	Sandared, Sweden
Guadalajara, Mexico			Hazleton, PA	Ystad, Sweden
Monterrey, Mexico (2)			Imperial, PA	Dietikon, Switzerland (2)
Orizaba, Mexico			East Providence, RI	Merenschwand, Switzerland
Toluca, Mexico			Darlington, SC	Izmir, Turkey
			Greer, SC	Kocaeli, Turkey
			Latta, SC	Dudley, U.K.
			Orange, TX	Wisbech, U.K. (2)
			San Antonio, TX	Derrimut, Australia
			Danville, VA	Kurri Kurri, Australia
			Forest, VA	Bangalore, India (4)
			Martinsville, VA	Dahej, India
			Rustburg, VA	Rudrapur, India
			Woodland, WA	Rudraram, India
			Cabreuva, Brazil	Silvassa, India
			Halton Hills, Canada	Pohang, South Korea
			Amatlan de los Reyes,	Rayong, Thailand
			Mexico	Sriracha, Thailand (2)
Cienega de Flores,
Mexico
Toluca, Mexico
All properties above are beverage facilities unless otherwise indicated by the following:
A: Aerosol
F: Food and closure
P: Promotional packaging
S: Specialty packaging
T: Tooling and equipment

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2022, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $220 million.

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

The Registrant’s common stock is listed on the New York Stock Exchange under ticker symbol CCK. On February 24, 2023 there were 3,480 registered shareholders of the Registrant’s common stock, including 832 participants in the Company’s Employee Stock Purchase Plan. The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note T to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the three months ending December 31, 2022.

In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3.0 billion of Company common stock through the end of 2024. As of December 31, 2022, the Company could still purchase $2.3 billion of the Company common stock through this program. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

ITEM 6.        [RESERVED]

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2017	2018	2019	2020	2021	2022
Crown Holdings	$100	$74	$129	$178	$198	$149
S&P 500 Index	100	96	126	149	192	157
Dow Jones U.S. Containers & Packaging Index	100	82	105	127	141	116

(a)The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2017 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2022, was composed of Crown Holdings, Amcor, AptarGroup, Avery Dennison, Ball, Berry Global, Graphic Packaging, International Paper, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

Crown Holdings, Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2022. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

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

The Company's capital allocation strategy also focuses on maintaining a strong balance sheet with a target leverage ratio between 3.0x and 3.5x and returning capital to shareholders in the form of dividends and the repurchase of Company shares. In December 2021, the Board of Directors authorized the repurchase of $3.0 billion in Company common stock through the end of 2024.

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

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange and interest rate fluctuations and inflationary pressures, including increasing costs for raw materials, energy and transportation. The Company generally attempts to mitigate aluminum and steel price risk by matching its purchase obligations with its sales agreements. Additionally, the Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indexes. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments is discussed, as applicable, under the heading "Results of Operations" below.

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and Other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso and the Canadian dollar in the Company's Americas Beverage segment, the euro and pound sterling in the Company's European

Crown Holdings, Inc.

Beverage segment and the Thai Baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business.

The foreign currency translation impacts referred to in the discussion below for Transit Packaging are primarily related to the euro, the Swedish krona and the Indian rupee. The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

NET SALES AND SEGMENT INCOME

	2022	2021	2020
Net sales	$12,943	$11,394	$9,392

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material costs and 3% higher global beverage can sales unit volumes partially offset by lower volumes in the Transit Packaging segment and unfavorable foreign currency translation of $372.

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

To meet volume requirements in these markets, the Company began commercial production of the following:

•Martinsville, Virginia - line one in November 2022
•Monterrey, Mexico - April 2022
•Uberaba, Brazil - line one in May 2022 and line two in October 2022
•Bowling Green, Kentucky - two lines in 2021
•Rio Verde, Brazil - line two in 2021
•Olympia, Washington - line three in 2021
•Nichols, NY - line three in 2020
•Toronto, Ontario - line three in 2020

The Company also expects to commence production on a second line in Martinsville, Virginia and at a new two-line plant in Mesquite, Nevada in 2023.

Net sales and segment income in the Americas Beverage segment were as follows:

	2022	2021	2020
Net sales	$5,126	$4,441	$3,565
Segment income	742	756	652

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material costs.

Crown Holdings, Inc.

Segment income decreased primarily due to start-up costs and $16 of increased depreciation associated with recent capacity expansions, partially offset by contractual pass-through mechanisms put in place to recover inflation.

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

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements, two lines in the Seville, Spain plant began commercial production of aluminum cans in 2022. Additionally, in 2023, high speed production lines are being added to plants in Parma, Italy and Agoncillo, Spain, and the Company expects to complete the relocation to a new two-line plant in Peterborough, United Kingdom.

In February 2023, twin earthquakes struck near the Company's Osmaniye, Turkey, plant. There was no significant damage to the physical plant structure, equipment or inventory. The plant resumed production and shipments to customers able to receive deliveries by the end of February. The Company is still evaluating the impact and at this time does not expect this event to have a material impact on the Company's results of operations or cash flows and has property and business interruption insurance policies.

Net sales and segment income in the European Beverage segment were as follows:

	2022	2021	2020
Net sales	$2,114	$1,843	$1,473
Segment income	144	259	215

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material costs and 3% higher sales unit volumes, partially offset by unfavorable foreign currency translation of $177.

Segment income decreased primarily due to energy costs in excess of contractual pass-through provisions, a mismatch in contractual aluminum pass-through provisions whereby higher cost inventory was sold at lower prices and $7 from the impact of unfavorable foreign currency translation partially offset by higher sales unit volumes. The aluminum pass-through provisions are impacted by higher than normal inventory levels due to supply chain concerns and lower than expected volumes, and price volatility in the aluminum market.

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

Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

Crown Holdings, Inc.

To meet volume requirements in Southeast Asia, the Company began commercial production of the following:

•Phnom Penh, Cambodia - third line in August 2022
•Vung Tau, Vietnam - new plant in 2021
•Hanoi, Vietnam - second line in 2021

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. For the year ended December 31, 2022, the plant had net sales of $19 and segment income of less than $1. Property, plant and equipment as of December 31 2022 was $56, including $25 of land and buildings and $31 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	2022	2021	2020
Net sales	$1,615	$1,322	$1,168
Segment income	172	182	175

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material costs and 10% higher sales unit volumes, partially offset by unfavorable foreign currency translation of $42.

Segment income decreased primarily due to a mismatch in contractual aluminum pass-through provisions whereby higher cost inventory was sold at lower prices, partially offset by the impact of higher sales unit volumes. The aluminum pass-through provisions are impacted by higher than normal inventory levels due to supply chain concerns and lower than expected volumes, and price volatility in the aluminum market.

Year ended December 31, 2021 compared to 2020

Net sales increased due to 6% higher sales unit volumes, the pass-through of higher aluminum costs, and $13 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher sales unit volumes, partially offset by higher operating costs that were not fully passed through in selling price.

Transit Packaging

The Company's Transit Packaging segment includes the Company’s worldwide industrial products, protective solutions, and automation, equipment and tools business. Industrial products include steel strap, plastic strap, industrial film and other related products that are used in a wide range of industries. Protective solutions include transit protection products, such as airbags, edge protectors, and honeycomb products that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Automation, equipment and tools includes manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply consumables such as strap and film.

Net sales and segment income in the Transit Packaging segment were as follows:

	2022	2021	2020
Net sales	$2,545	2,530	$2,018
Segment income	281	318	254

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material prices, partially offset by $139 from the impact of unfavorable foreign currency translation and lower sales unit volumes.

Crown Holdings, Inc.

Segment income decreased primarily due to lower sales unit volumes, $20 from the impact of unfavorable foreign currency translation and $8 from the divestiture of the segment's Kiwiplan business, partially offset by inflationary price increases in the protective solutions business and costs savings from headcount reductions across the business.

Year ended December 31, 2021 compared to 2020

Net sales increased due to higher sales unit volumes, the pass-through of higher raw material prices and $36 from the impact of favorable foreign currency translation.

Segment income increased primarily due to higher unit volumes and $6 from the impact of favorable foreign currency translation, partially offset by higher operating costs.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.. In 2021, the Company commenced operations at a new food can plant in Dubuque, Iowa and on a new food can line in its Hanover, Pennsylvania plant. The Company added a third two-piece food can line to its Owatonna, Minnesota plant in 2022 and is expected to add a pet food can line to its Dubuque, Iowa plant in 2023.

Net sales and segment income in Other were as follows:

	2022	2021	2020
Net sales	$1,543	$1,258	$1,168
Segment income	240	144	114

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher tinplate costs in the Company's North America food can, aerosol can and closures businesses, partially offset by lower sales unit volumes and $17 from the impact of unfavorable foreign currency translation.

Segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to higher self-made two-piece food can sales unit volumes, inflationary price increases and the benefit of lower cost inventory from prior year-end partially offset by $7 from the impact of unfavorable foreign currency translation. The benefit arising from lower cost inventory from prior year end was $35 for the year-ended December 31, 2022.

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

Corporate and unallocated

	2022	2021	2020
Corporate and unallocated	$(136)	$(159)	$(170)

Corporate and unallocated costs decreased from 2020 to 2021 and from 2021 to 2022 due to lower incentive compensation costs in 2021 and 2022.

Additionally, for the year-ended December 31, 2021, corporate and unallocated expenses included certain corporate costs, including research and development, that were not directly attributable to the Company's European Tinplate business which was sold in August 2021 and as such, could not be allocated to discontinued operations. Subsequent to the sale, the Company's corporate cost structure reflects its ongoing operations.

Crown Holdings, Inc.

RESTRUCTURING AND OTHER, NET

For the year-ended December 31, 2022, the benefit from restructuring and other, net includes a $113 gain from the sale of the Transit Packaging segment's Kiwiplan business and $29 of charges related to an overhead cost reduction program initiated by the Transit Packaging segment in the second quarter of 2022. The Company expects to reduce headcount by approximately 600 employees and this action to result in annual savings of approximately $60. However, there can be no assurance that any such pre-tax savings will be realized. The Company continues to identify cost reduction initiatives in its businesses and it is possible that the Company may record additional restructuring charges in the future.

OTHER PENSION AND POSTRETIREMENT

Other pension and postretirement for the year ended December 31, 2021 included a $1,511 settlement charge for the Company's U.K. pension plan obligation.

INTEREST EXPENSE

Interest expense increased from $253 in 2021 to $284 in 2022 primarily due to higher interest rates.

Interest expense decreased from $290 in 2020 to $253 in 2021 primarily due to lower outstanding debt balances.

TAXES ON INCOME

The Company's effective income tax rates were as follows:

	2022	2021	2020
Income before income taxes	$1,056	$(419)	$725
Provision for / (benefit from) for income taxes	243	(57)	199
Effective income tax rate	23.0%	13.6%	27.4%

The effective tax rate in 2022 was 23% and included an income tax charge of $11 for the sale of the Company's Transit Packaging segment's Kiwiplan business in 2022. The lower effective tax rate in 2021 included a tax benefit of $18 related to a deferred tax valuation allowance release resulting from improved profitability in a Transit Packaging corporate entity. Additionally, the Company also recorded income tax benefits of $8, primarily related to tax law changes in India, Turkey and the U.K.

The effective tax rate in 2021 also included tax charges of $42 in continuing operations for reorganizations and other transactions required to prepare the European Tinplate business for sale. Additionally, the Company recorded an income tax charge of $44 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. The Company believes that it is more likely than not that these tax loss carryforwards will not be utilized after the sale of the European Tinplate business. See Note B for more information regarding the sale of the European Tinplate business.

For additional information regarding income taxes, see Note S to the consolidated financial statements.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in net earnings of affiliates increased from $3 in 2021 to $42 in 2022 due to the 20% ownership interest received after the sale of the Company's European Tinplate business in August 2021.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interest decreased from $148 in 2021 to $128 in 2022 primarily due to lower earnings in the Company's beverage can operations in Brazil and the Middle East.

Net income attributable to noncontrolling interest increased from $108 in 2020 to $148 in 2021 primarily due to higher earnings in the Company's beverage can operations in Brazil, including a favorable court ruling in a lawsuit brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by local tax authorities for direct and indirect taxes paid in prior years.

Crown Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities decreased from $905 in 2021 to $803 in 2022 primarily due to changes in working capital. Additionally, in 2021 operating activities included $236 of pension contributions, primarily related to the contribution required to fully settle the U.K. pension plan obligation. $77 was received in 2022 for partial reimbursement of the contribution. See Note R for more information regarding the settlement of the U.K. pension plan obligation.

Receivables decreased from $1,889 at December 31, 2021 to $1,843 at December 31, 2022 primarily due to increased securitization and factoring, partially offset by inflation and higher sales unit volumes. Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 37 at December 31, 2021 to 33 at December 31, 2022, primarily due to increased securitization and factoring.

Inventories increased from $1,735 at December 31, 2021 to $2,014 at December 31, 2022 primarily due to inventory builds in certain segments and inflation. Inventory turnover increased from 59 days at December 31, 2021 to 63 days at December 31, 2022.

Accounts payable decreased from $2,901 at December 31, 2021 to $2,773 at December 31, 2022 primarily due lower aluminum prices at the end of 2022. Days outstanding for trade payables decreased from 112 days at December 31, 2021 to 90 days at December 31, 2022, as prior year included the payables impact of inventory built in anticipation of market growth.

INVESTING ACTIVITIES

Investing activities provided cash of $1,507 in 2021 and used cash of $642 in 2022 primarily due to the proceeds received from the sale of the European Tinplate business in 2021.

The Company currently expects capital expenditures in 2023 to be approximately $900.

At December 31, 2022, the Company had approximately $173 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Cash used for financing activities decreased from $2,944 in 2021 to $25 in 2022 primarily due to higher net borrowings in 2022 primarily related to the refinancing of the Company's revolving credit and term loan facilities and the issuance of $500 principal amount of 5.250% senior unsecured notes due 2030. See Note M for more information. Additionally, in 2022, the Company repurchased $722 of its shares of common stock and paid dividends to shareholders of $106.

LIQUIDITY

As of December 31, 2022, $491 of the Company's $550 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $396 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650. As of December 31, 2022, the Company had available capacity of $1,252 under its revolving credit facilities. The Company could have borrowed this amount at December 31, 2022 and still have been in compliance with its leverage ratio covenants.

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

Crown Holdings, Inc.

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.3 to 1.0 at December 31, 2022 was in compliance with the covenant requiring a ratio no greater than 5.0 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2023.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $700 that expires in July 2023, a securitization facility with a program limit of $200 that expires in December 2023, and a securitization facility with a program limit of $160 that expires in November 2025. The Company accounts for transfers under these facilities as sales as further discussed in Note D to the consolidated statements.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

Cash payments required for purchase obligations and projected pension contributions in effect at December 31, 2022, are summarized in the following table.

	Payments Due by Period
	2023	2024	2025	2026	2027	2028 & after	Total
Purchase obligations (1)	$3,726	$2,986	$1,981	$843	$840	$403	$10,779
Projected pension contributions (2)	16	51	52	53	44	—	216
Total	$3,742	$3,037	$2,033	$896	$884	$403	$10,995
All amounts due in foreign currencies are translated at exchange rates as of December 31, 2022.
(1) These purchase commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.
(2) Pension projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover and therefore projected contributions been provided for only five years.

Our long term debt obligations, including fixed and variable rate debt, are further discussed in Note M. The Company currently expects interest payments on long-term debt and securitization and factoring in 2023 to be approximately $400. This estimate is based on projected interest rates as of December 31, 2022, long-term debt balances, average borrowings under the revolving credit facility and securitization and factoring estimates.

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

Crown Holdings, Inc.

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

Crown Cork Obligor Group

December 31, 2022
Net sales	$—
Gross Profit	—
Income from operations	(6)
Net income from continuing operations[1]	(64)
Net income attributable to Crown Holdings[1]	(64)
(1) Includes $30 of expense related to intercompany interest with non-guarantor subsidiaries.

December 31, 2022
Current assets	$14
Non-current assets	23
Current liabilities	53
Non-current liabilities[1]	6,143
(1) Includes payables of $5,378 due to non-guarantor subsidiaries

Crown Holdings, Inc.

Crown Americas Obligor Group

December 31, 2022
Net sales[1]	$5,221
Gross profit[2]	822
Income from operations[2]	376
Net income from continuing operations[3]	241
Net income attributable to Crown Holdings[3]	241
(1) Includes $518 of sales to non-guarantor subsidiaries
(2) Includes $52 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $31 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

December 31, 2022
Current assets[1]	$975
Non-current assets[2]	3,830
Current liabilities[3]	1,262
Non-current liabilities[4]	6,048
(1) Includes receivables of $33 due from non-guarantor subsidiaries
(2) Includes receivables of $185 due from non-guarantor subsidiaries
(3) Includes payables of $37 due to non-guarantor subsidiaries
(4) Includes payables of $1,314 due to non-guarantor subsidiaries

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

Crown Holdings, Inc.

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

The table below provides information in U.S. dollars as of December 31, 2022 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
Euro/Sterling	$314	$7	1.15
Euro/U.S. dollars	179	3	0.95
Singapore dollars/U.S. dollars	117	3	1.36
U.S. dollars/Brazilian real	78	—	0.19
U.S. dollars/Sterling	50	—	1.20
U.S. dollars/Euro	49	(2)	1.04
Euro/Danish krone	39	—	0.13
Euro/Swedish krona	38	—	0.09
U.S. dollars/Thai baht	37	(2)	0.03
U.S. dollars/Malaysian ringgit	24	—	0.22
Euro/Polish zloty	22	—	0.21
Sterling/U.S. dollars	14	—	0.83
	$961	$9

At December 31, 2022, the Company had additional contracts with an aggregate notional value of $39 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian ringgit, Indonesian rupiah, Thai baht and Singapore dollar; European currencies, including the Polish zloty; the Australian dollar; and the New Zealand dollar. The aggregate fair value of these contracts was a loss of $1.

At December 31, 2022, the Company had cross-currency swaps with an aggregate notional values of $875. The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary and mature in 2026. The fair value of these contracts at December 31, 2022 was a net gain of $90.

Total future payments of long-term debt obligations at December 31, 2022 include $4,220 of U.S. dollar-denominated debt, $2,578 of euro-denominated debt and $136 of debt denominated in other currencies.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. As of December 31, 2022, the Company had $2.8 billion principal floating interest rate debt and $1.3 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $10 million before tax. The actual effect of a 0.25% increase in these floating interest rates could be more than $10 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2022.

The Company uses various raw materials, such as aluminum and steel in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2022, consumption of aluminum and steel represented 44% and 9% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The company also uses commodity forward contracts to manage its exposure to these raw material costs. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2022, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $230 and a net loss of $16. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

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

In recent years, a higher percentage of Crown Cork’s settlements have related to claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future relate to serious diseases and are therefore valued at higher dollar amounts. As of December 31, 2022, more than 90% of the projected future claims in the Company’s accrual calculation relate to claims alleging serious diseases such as mesothelioma.

The five year average settlement cost per claim was $13,100 in 2020, $13,000 in 2021 and $14,300 in 2022. If Crown Cork continues to settle a high percentage of claims alleging serious disease at higher dollar amounts, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2022 by $22. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2022 by $46. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2022 by $42.
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
The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on an average of the estimated fair values calculated using both market and income approaches. The Company uses an average of the two methods in estimating fair value because it believes they both provide an appropriate fair value for the reporting units. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the market approach, the Company utilizes significant assumptions relating to EBITDA and revenue multiples used in recent similar transactions, if any, and EBITDA and revenue multiples of similar type and size public companies. The appropriate multiple is applied to the respective financial results of the reporting unit to obtain an estimated fair value.
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
The Company completed its annual review for 2022 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur.
Long-lived Assets Impairment
The Company performs an impairment review of its long-lived assets, including finite-lived intangible assets and property, plant and equipment, when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions and technological changes that may affect the future useful lives of the assets. These estimates may differ from actual cash flows or useful lives.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company performed a recoverability analysis for the long-lived asset group, which indicated that the carrying value of the asset group was recoverable as of December 31, 2022. Property, plant and equipment as of December 31 2022 was $56, including $25 of land and buildings and $31 of machinery and equipment.

Crown Holdings, Inc.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $25 in 2022 and currently projects its 2023 pension expense to be $56, using foreign currency exchange rates in effect at December 31, 2022. The Company uses the spot yield curve approach to estimate the service and interest cost components of pension and postretirement benefits expense by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, projected future outlook of each asset class, inflation assumptions and the expected net value from active management of the assets based on actual results.

The U.S. plan’s assumed rate of return was 6.60 % in 2022 and is 7.15 % for 2023. A 0.50% change in the expected rates of return would change 2023 pension expense by approximately $6.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarial determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves to the extent that the underlying markets were not deemed sufficiently developed. A 0.50% change in the discount rates from those used at December 31, 2022 would change 2023 pension expense by approximately $3 and postretirement expense by less than $1. A 0.50% change in the discount rates from those used at December 31, 2022 would have changed the pension benefit obligation by approximately $64 and the postretirement benefit obligation by approximately $4 as of December 31, 2022. See Note R to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2022, the Company had a pre-tax unrecognized net loss in accumulated other comprehensive income of $712 related to its pension plans and a pre-tax unrecognized net gain in accumulated other comprehensive income of $2 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2022 included charges of $49 for the amortization of accumulated net losses, and the Company estimates charges of $46 in 2023. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 6 - 16 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2023 by $4. A decrease of 10% in the number of years would increase the estimated 2023 charge by $5.

RECENT ACCOUNTING GUIDANCE

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

Crown Holdings, Inc.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos under Note O and other contingencies under Note P to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in the section titled “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation, (vii) the Company's progress on sustainability and environmental matters and (viii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

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

Crown Holdings, Inc.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. In March 2021, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. At December 31, 2022, the Company does not have contracts that are indexed to LIBOR. The LIBOR to SOFR transition is not expected to have a material impact on the Company's consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Transit Reporting Unit

As described in Notes A and F to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.0 billion as of December 31, 2022, of which $1.4 billion relates to the Transit reporting unit. Management performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Management determines the estimated fair value of the reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions relating to revenue and Adjusted EBITDA (defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) margin growth rates, discount rates, and terminal year exit multiples. As disclosed by management, under the market approach, management utilizes significant assumptions relating to EBITDA and revenue multiples used in recent similar transactions, if any, and EBITDA and revenue multiples of similar type and size public companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Transit reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Transit reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and Adjusted EBITDA margin growth rates, discount rate, terminal year exit multiple and EBITDA and revenue multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the Transit reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Transit reporting unit; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the aforementioned significant assumptions used by management. Evaluating management’s significant assumptions related to revenue and Adjusted EBITDA margin growth rates involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s income and market approaches and the evaluation of the reasonableness of the discount rate, terminal year exit multiple and EBITDA and revenue multiple significant assumptions.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 27, 2023

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2022	2021	2020
Net sales	$12,943	$11,394	$9,392
Cost of products sold, excluding depreciation and amortization	10,643	9,029	7,359
Depreciation and amortization	460	447	422
Selling and administrative expense	556	583	533
Restructuring and other, net	(52)	(28)	30
Income from operations	1,336	1,363	1,048
Loss from early extinguishments of debt	11	68	—
Other pension and postretirement	(16)	1,515	43
Interest expense	284	253	290
Interest income	(15)	(9)	(8)
Foreign exchange	16	(45)	(2)
Income / (loss) from continuing operations before income taxes and equity in net earnings of affiliates	1,056	(419)	725
Provision for / (benefit from) income taxes	243	(57)	199
Equity in net earnings of affiliates	42	3	6
Net income / (loss) from continuing operations	855	(359)	532
Net (loss) / income from discontinued operations	—	(52)	156
Net income / (loss)	855	(411)	688
Net income from continuing operations attributable to noncontrolling interests	128	148	108
Net income from discontinued operations attributable to noncontrolling interests	—	1	1
Net income / (loss) attributable to Crown Holdings	$727	$(560)	$579

Net income / (loss) from continuing operations attributable to Crown Holdings	727	(507)	424
Net (loss) / income from discontinued operations attributable to Crown Holdings	—	(53)	155
Net income / (loss) attributable to Crown Holdings	$727	$(560)	$579

Earnings per common share attributable to Crown Holdings:
Basic earnings / (loss) per common share from continuing operations	6.01	(3.89)	3.18
Basic (loss) / earnings per common share from discontinued operations	—	(0.41)	1.16
Basic	$6.01	$(4.30)	$4.34

Diluted earnings / (loss) per common share from continuing operations	5.99	(3.89)	3.15
Diluted (loss) / earnings per common share from discontinued operations	—	(0.41)	1.15
Diluted	$5.99	$(4.30)	$4.30

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2022	2021	2020
Net income / (loss)	$855	$(411)	$688
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(41)	601	(88)
Pension and other postretirement benefits	83	696	(15)
Derivatives qualifying as hedges	(40)	(2)	46
Total other comprehensive income / (loss)	2	1,295	(57)
Total comprehensive income	857	884	631
Net income attributable to noncontrolling interests	128	149	109
Translation adjustments attributable to noncontrolling interests	(2)	(1)	3
Pension and other postretirement benefits attributable to noncontrolling interests	1	—	—
Derivatives qualifying as hedges attributable to noncontrolling interests	(3)	1	2
Comprehensive income attributable to Crown Holdings	$733	$735	$517

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2022	2021
Assets
Current assets
Cash and cash equivalents	$550	$531
Receivables, net	1,843	1,889
Inventories	2,014	1,735
Prepaid expenses and other current assets	252	243
Current assets held for sale	—	97
Total current assets	4,659	4,495
Goodwill	2,951	3,007
Intangible assets, net	1,358	1,525
Property, plant and equipment, net	4,540	4,036
Operating lease right-of-use assets, net	221	191
Other non-current assets	572	604
Total assets	$14,301	$13,858

Liabilities and equity
Current liabilities
Short-term debt	$76	$75
Current maturities of long-term debt	109	135
Current portion of operating lease liabilities	44	42
Accounts payable	2,773	2,901
Accrued liabilities	930	966
Current liabilities held for sale	—	14
Total current liabilities	3,932	4,133
Long-term debt, excluding current maturities	6,792	6,052
Postretirement and pension liabilities	394	497
Non-current portion of operating lease liabilities	184	150
Other non-current liabilities	712	696
Commitments and contingent liabilities (Note P)

Equity
Noncontrolling interests	438	418

Preferred stock, authorized: 30,000,000; none issued (Note T)	—	—
Common stock, par value: $5.00; 500,000,000 shares authorized;
185,744,072 shares issued; 119,945,302 and 126,131,799 shares outstanding in 2022 and 2021 (Note T)	600	630
Additional paid-in capital	—	—
Retained earnings	3,141	3,180
Accumulated other comprehensive loss	(1,892)	(1,898)
Crown Holdings shareholders’ equity	1,849	1,912
Total equity	2,287	2,330
Total liabilities and equity	$14,301	$13,858
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

For the Years Ended December 31	2022	2021	2020
Cash flows from operating activities
Net income / (loss)	$855	$(411)	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	460	463	481
Restructuring and other	(52)	(26)	34
Loss from disposal of discontinued operations	—	101	—
Pension and postretirement expense	12	1,548	76
Pension contributions	53	(236)	(27)
Asbestos payments	(21)	(19)	(21)
Stock-based compensation	29	33	32
Loss from early extinguishments of debt	11	68	—
Deferred income taxes	28	(248)	33
Equity earnings, net of distributions	(10)	2	(3)
Changes in assets and liabilities:
Receivables	29	(590)	(186)
Inventories	(299)	(609)	(2)
Accounts payable and accrued liabilities	(149)	873	121
Prepaids and other assets	(44)	(40)	54
Other, net	(99)	(4)	35
Net cash provided by operating activities	803	905	1,315
Cash flows from investing activities
Capital expenditures	(839)	(816)	(587)
Proceeds from sale of businesses, net of cash	182	2,255	—
Proceeds from sale of property, plant and equipment	15	44	16
Acquisitions of businesses, net of cash	(31)	—	—
Net investment hedges	26	25	28
Other	5	(1)	8
Net cash (used for) / provided by investing activities	(642)	1,507	(535)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	268	12	29
Proceeds from long-term debt	2,953	144	110
Payments of long-term debt	(2,278)	(1,834)	(269)
Premiums paid to retire debt	(4)	(64)	—
Debt issuance costs	(25)	—	—
Foreign exchange derivatives related to debt	(11)	(25)	43
Dividends paid to noncontrolling interests	(100)	(122)	(87)
Dividends paid to shareholders	(106)	(105)	—
Common stock repurchased	(722)	(950)	(66)
Other	—	—	1
Net cash used for financing activities	(25)	(2,944)	(239)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(90)	(113)	34
Net change in cash, cash equivalents and restricted cash	46	(645)	575
Cash, cash equivalents and restricted cash at January 1	593	1,238	663
Cash, cash equivalents and restricted cash at December 31	$639	$593	$1,238
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2020	$678	$207	$3,959	$(3,131)	$1,713	$379	$2,092
Net income			579		579	109	688
Other comprehensive (loss) / income				(62)	(62)	5	(57)
Dividends declared					—	(87)	(87)
Restricted stock awarded	2	(2)			—		—
Stock-based compensation		32			32		32
Common stock issued		2			2		2
Common stock repurchased	(6)	(60)			(66)		(66)
Balance at December 31, 2020	$674	$179	$4,538	$(3,193)	$2,198	$406	$2,604
Net (loss) / income			(560)		(560)	149	(411)
Other comprehensive income				1,295	1,295		1,295
Dividends declared			(105)		(105)	(122)	(227)
Restricted stock awarded	2	(3)			(1)		(1)
Stock-based compensation		17	16		33		33
Common stock issued		2			2		2
Common stock repurchased	(46)	(195)	(709)		(950)		(950)
Disposition of subsidiary with noncontrolling interests(1)					—	(15)	(15)
Balance at December 31, 2021	$630	$—	$3,180	$(1,898)	$1,912	$418	$2,330
Net income			727		727	128	855
Other comprehensive income				6	6	(4)	2
Dividends declared			(106)		(106)	(104)	(210)
Restricted stock awarded	2	(1)			1		1
Stock-based compensation		29			29		29
Common stock issued		2			2		2
Common stock repurchased	(32)	(30)	(660)		(722)		(722)
Balance at December 31, 2022	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
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

The Company, through its subsidiaries, is a leading global supplier of rigid packaging products to consumer marketing companies, as well as transit and protective packaging products, equipment and services to a broad range of end markets. The Company's consumer packaging solutions primarily support the beverage and food industries, along with the personal care and household industries, through the development and sale of aluminum and steel cans. The Company's transit and protective packaging products include steel and plastic consumables and equipment, paper-based protective packaging, and plastic film consumables and equipment, which are sold into the metals, food and beverage, construction, agricultural, corrugated and general industries.

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

Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. The proportionate share of the net income resulting from these investments is reported in Equity in net earnings of affiliates in the Consolidated Statements of Operations. The carrying values of the Company's equity method investments are reported in Other non-current assets in the Consolidated Balance Sheets. Equity method investments are reported at cost and adjusted each period for the Company's share of the investee's income or loss and dividends paid, if any. The Company classifies distributions received from equity method investees using the cumulative earnings approach. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

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

Crown Holdings, Inc.
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

Cash, Cash Equivalents and Restricted Cash. Cash equivalents represent highly liquid investments with maturities of three months or less from the time of purchase and are carried at cost, which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable. The Company generally classifies any cash that is legally restricted as to withdrawal or usage as restricted cash.

Accounts Receivable and Allowance for Credit Losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The measurement of expected credit losses is based on past events, including historical experience, current conditions and forecasts that affect the collectability of accounts receivable.

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

Crown Holdings, Inc.
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

Finite-lived intangible assets are carried at cost less accumulated amortization. Finite-lived intangibles are amortized on a straight-line basis over their estimated useful lives described below (in years).

Customer relationships	11 - 18
Trade names	8 - 27
Technology	6 - 8
Long-term supply contracts	15
Patents	8

Impairment or Disposal of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily PP&E and finite-lived intangible assets, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of an asset group is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Long-lived assets classified as held for sale are presented in the balance sheet at the lower of their carrying value or fair value less cost to sell.

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

Research and Development. Research, development and engineering costs of $34 in 2022, $47 in 2021, and $48 in 2020 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

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

Crown Holdings, Inc.
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

Major components of net (loss) / income from discontinued operations were as follows:

For the Years Ended December 31	2021	2020
Net sales	$1,585	$2,183
Cost of products sold, excluding depreciation and amortization	1,301	1,823
Depreciation and amortization	16	59
Selling and administrative expense	60	81
Restructuring and other	2	4
Other pension and postretirement	1	2
Interest expense	6	10
Foreign exchange	—	3
Loss on sale of discontinued businesses	101	—
Transaction costs	34	—
Income from discontinued operations before tax	64	201
Provision for income taxes	116	45
Net (loss) / income from discontinued operations	(52)	156
Net income from discontinued operations attributable to noncontrolling interests	1	1
Net (loss) / income from discontinued operations attributable to Crown Holdings	$(53)	$155

The Business had capital expenditures of $29 and $33 for the years ended December 31, 2021 and 2020.

The Company accounts for the minority interest received in the Business under the equity method. The Company's share of income of the Business was $34 for the year ended December 31, 2022 and a loss of $8 for the year ended December 31, 2021 and is reported in Equity in net earnings of affiliates in the Consolidated Statements of Operations. Additionally, the Company received a dividend payment from the Business of $26 in the year ended December 31, 2022.

In April 2022, the Company completed the sale of the Transit Packaging segment's Kiwiplan business and received pre-tax proceeds of $180. The Company recorded a pre-tax gain of $113 ($102, net of tax) on the sale, which is reported in Restructuring and other, net in the Consolidated Statements of Operations. The transaction did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation.

Crown Holdings, Inc.
C. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statements of Cash Flows were as follows:

	2022	2021
Cash and cash equivalents	$550	$531

Restricted cash included in prepaid expenses and other current assets	89	61
Restricted cash included in other non-current assets	—	1
Total restricted cash	89	62

Total cash, cash equivalents and restricted cash	$639	$593

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D. Receivables

	2022	2021
Accounts receivable	$1,132	$1,289
Less: allowance for credit losses	(22)	(20)
Net trade receivables	1,110	1,269
Unbilled receivables	363	325
Miscellaneous receivables	370	295
	$1,843	$1,889

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

As of December 31, 2022 and 2021, the Company derecognized receivables of $1,342 and $1,011 related to the facilities. The Company recorded expenses of $41 for the year ended December 31, 2022 and $13 for the years ended December 31, 2021 and 2020 as interest expense.

In December 2021, the Company's Bowling Green plant sustained tornado damage, resulting in curtailment of operations. The Company resumed operations in March 2022. However, it continued to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returned to full operational capacity in 2022. The Company has property and business interruption insurance policies for weather related events that include these incremental expenses. The Company recognizes insurance recoveries for losses incurred as the recoveries become probable. Insurance recoveries for lost profits are not recognized until they are realizable.

During the year ended December 31, 2022, the Company received insurance proceeds of $94 for business interruption, including incremental expenses, and $22 for property damage. As of December 31, 2022, the Company has recorded an insurance receivable, within miscellaneous receivables, of $23 for incremental expenses incurred that the Company expects to be reimbursed under the terms of its insurance policy.

Crown Holdings, Inc.
E. Inventories

	2022	2021
Raw materials and supplies	$1,352	$1,094
Work in process	156	120
Finished goods	506	521
	$2,014	$1,735

F. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 were as follows:

	Americas Beverage	European Beverage	Transit Packaging	Other	Total
Balance at January 1, 2021	$839	$560	$1,561	$186	$3,146
Held for sale reclassification	—	—	(58)	—	(58)
Foreign currency translation	(14)	(25)	(42)	—	(81)
Balance at December 31, 2021	825	535	1,461	186	3,007
Goodwill acquired	—	—	6	—	6
Foreign currency translation	25	(44)	(39)	(4)	(62)
Balance at December 31, 2022	$850	$491	$1,428	$182	$2,951

Goodwill reclassified to current assets held for sale during 2021 related to the sale of the Transit Packaging segment's Kiwiplan business. See Note B for more information.

The carrying amount of goodwill at December 31, 2022 and 2021 was net of the following accumulated impairments:

	Americas Beverage	European Beverage	Other	Total
Accumulated impairments	$29	$73	$11	$113

G. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	December 31, 2022			December 31, 2021
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,356	$(542)	$814	$1,363	$(443)	$920
Trade names	530	(106)	424	544	(86)	458
Technology	157	(109)	48	158	(88)	70
Long term supply contracts	146	(76)	70	137	(63)	74
Patents	11	(9)	2	15	(12)	3
	$2,200	$(842)	$1,358	$2,217	$(692)	$1,525

Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $159, $165 and $162.

During the year-ended December 31, 2021, $13 of intangible assets related to the sale of the Transit Packaging segment's Kiwiplan business were reclassified to current assets held for sale. See Note B for more information.

Annual amortization expense is estimated to be $157 for 2023, $146 for 2024, $141 for 2025, $132 for 2026 and $129 for 2027.

Crown Holdings, Inc.
H. Property, Plant and Equipment

	2022	2021
Buildings and improvements	$1,422	$1,226
Machinery and equipment	5,576	5,372
Land and improvements	213	208
Construction in progress	844	612
	8,055	7,418
Less: accumulated depreciation and amortization	(3,515)	(3,382)
	$4,540	$4,036

Capitalized interest related to construction in progress was $28 and $22 for the years ended December 31, 2022 and 2021.

I. Leases

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Operating lease costs:
Operating lease cost	$58	$48	$39
Short-term lease cost	2	3	5
Total operating lease costs	$60	$51	$44

Finance lease cost:
Amortization of right-of-use assets	$1	$1	$1
Total finance lease costs	$1	$1	$1

Variable operating lease cost was $4 for the year ended December 31, 2022 and $3 for the years ended December 31, 2021 and 2020. Interest on finance lease liabilities was less than $1 for each of the years ended December 31, 2022, 2021, and 2020.
Supplemental cash flow information related to leases was as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53	$51	$44
Financing cash flows from finance leases	1	2	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$87	$73	$42

Crown Holdings, Inc.
Supplemental balance sheet information related to finance leases was as follows:

	2022	2021
Finance leases:
Property, plant and equipment	$26	$26
Accumulated depreciation	(3)	(2)
Property, plant and equipment, net	$23	$24

Accrued liabilities	$2	$2
Other non-current liabilities	5	8
Total finance lease liabilities	$7	$10
The weighted average remaining lease term and weighted average discount rates for each year were as follows:

	2022	2021
Weighted average remaining lease term (years):
Operating leases	10.3	10.8
Finance leases	5.2	5.7
Weighted average discount rate:
Operating leases	4.2%	4.3%
Finance leases	2.9%	3.2%
Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$46	$2
2024	37	2
2025	32	2
2026	26	1
2027	21	1
Thereafter	129	—
Total lease payments	291	8
Less imputed interest	(63)	(1)
	$228	$7

At December 31, 2022, the Company did not have material lease commitments that had not commenced.

J. Other Non-Current Assets

	2022	2021
Pension assets	$88	$158
Deferred taxes	113	150
Investments	158	161
Fair value of derivatives	91	51
Other	122	84
	$572	$604

Crown Holdings, Inc.
K. Accrued Liabilities

	2022	2021
Salaries and employee benefits	$138	$169
Accrued taxes, other than on income	102	104
Income taxes	87	101
Accrued interest	52	47
Fair value of derivatives	35	32
Asbestos liabilities	25	25
Pension and postretirement liabilities	20	25
Restructuring	20	4
Other	451	459
	$930	$966

L. Restructuring and Other

The Company recorded restructuring and other items as follows:

	2022	2021	2020
Asset sales and impairments	$(106)	$(20)	$2
Restructuring	35	29	19
Other costs / (income)	14	(42)	9
Asbestos	5	5	—
	$(52)	$(28)	$30

2022 Activity

Asset sales and impairments primarily relates to the $113 gain on sale of the Kiwiplan business. See Note B for more information on the sale.

Restructuring included charges of $29 related to an overhead cost reduction program initiated by the Company's Transit Packaging segment. The Company expects to reduce headcount by approximately 600 employees.

See Note O for more information on the Company's provision for asbestos.
2021 Activity

Other costs / (income) included gains of $30 arising from a favorable court ruling in a lawsuit brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by local tax authorities for indirect taxes paid in prior years.

Asset sales and impairments included gains on various asset sales.

Restructuring primarily includes charges related to relocation of the Transit Packaging headquarters and headcount reductions across segments.

2020 Activity

Restructuring included charges of $19 related to an internal reorganization and headcount reductions within the Transit Packaging segment.

Crown Holdings, Inc.
Restructuring charges by segment were as follows:

	2022	2021	2020
European Beverage	$—	$3	$—
Asia Pacific	—	1	1
Transit Packaging	35	19	19
Other	—	3	(1)
Corporate	—	3	—
	$35	$29	$19
Restructuring charges by type were as follows:

	2022	2021	2020
Termination benefits	$29	$10	$8
Other exit costs	6	19	11
	$35	$29	$19

At December 31, 2022, the Company had a restructuring accrual of $20, primarily related to the headcount reductions and other internal reorganizations within the Transit Packaging segment. The Company expects to pay these amounts over the next twelve months.

M. Debt

	2022		2021
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$76	$76	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	329	329	50	50
Term loan facilities
U.S. dollar due 2027	1,800	1,792	—	—
U.S. dollar due 2024	—	—	1,002	997
Euro due 2027[1]	578	578	—	—
Euro due 2024[2]	—	—	344	344
Senior notes and debentures:
€335 at 2.25% due 2023	—	—	381	380
€550 at 0.75% due 2023	—	—	626	624
€600 at 2.625% due 2024	642	640	683	680
€600 at 3.375% due 2025	642	640	683	679
U.S. dollar at 4.25% due 2026	400	397	400	396
U.S. dollar at 4.75% due 2026	875	869	875	867
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	536	532	570	565
U.S. dollar at 5.25% due 2030	500	494	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies:
Fixed rate with rates in 2022 from 2.7% to 14.4% due through 2027	221	221	189	189
Variable rate with an average rate in 2022 of 1.5% due 2026	21	21	28	28
Total long-term debt	6,934	6,901	6,221	6,187
Less: current maturities	(109)	(109)	(136)	(135)
Total long-term debt, less current maturities	$6,825	$6,792	$6,085	$6,052
(1) €540 at December 31, 2022
(2) €303 at December 31, 2021

Crown Holdings, Inc.
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $6,922 at December 31, 2022 and $6,548 at December 31, 2021.

In March 2022, the Company issued $500 principal amount of 5.250% senior unsecured notes due 2030. The notes were issued at par by Crown Americas LLC, a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries.

In August 2022, the Company amended the credit agreement governing its senior secured credit facilities. The amendment extended the agreement’s maturity to August 2027 and increased the commitments under several of the Company’s existing facilities. The Company’s commitments under its credit agreement include $800 million in U.S. dollar denominated revolving commitments, $800 million in multicurrency revolving commitments, $50 million in Canadian dollar-denominated revolving commitments, $1.8 billion in Term Loan A commitments, and €540 million in Term Euro commitments.

In September 2022, the Company redeemed all of its €335 2.25% senior notes due 2023 and its €550 0.75% senior notes due 2023. In connection with the amended credit agreement and early redemption of senior notes, the Company recorded a loss from early extinguishment of debt of $11 in 2022 for premium payments and the write-off of deferred financing fees.

The revolving credit facilities include provisions for letters of credit up to $310 that reduce the amount of borrowing capacity otherwise available. At December 31, 2022, the Company’s available borrowing capacity under the credit facilities was $1,252 equal to the facilities’ aggregate capacity of $1,650 less $69 of outstanding letters of credit and $329 of credit facility borrowings. The interest rates on the facilities can vary from SOFR or EURIBOR, with a floor of zero, plus a margin of up to 1.60%, depending on the facility, based on the Company's leverage ratio. The revolving credit facilities and term loan facilities required the Company to maintain a leverage ratio of no greater than 5.00 times at December 31, 2022. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company was in compliance with all covenants as of December 31, 2022.

At December 31, 2022, the U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25%.

The weighted average interest rates were as follows:

	2022	2021	2020
Short-term debt	3.8%	0.6%	2.1%
Revolving credit facilities	2.5%	1.2%	1.8%

Aggregate maturities of long-term debt, excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2022 are $109, $852, $779, $2,315 and $2,339. Cash payments for interest during 2022, 2021 and 2020 were $270, $294, and $302.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated other comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2022 mature between one and twenty-four months.

The Company uses commodity forward contracts to hedge anticipated purchases of various commodities, including natural gas and electricity, and these exposures are hedged by a central treasury unit.

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

Crown Holdings, Inc.

	Amount of gain / (loss) recognized in AOCI

Derivatives in cash flow hedges	2022	2021

Foreign exchange	$(1)	$(5)
Interest rate	—	2
Commodities	(27)	74
	$(28)	$71

	Amount of gain / (loss) reclassified from AOCI into income

Derivatives in cash flow hedges	2022	2021	Affected line item in the Statements of Operations

Foreign exchange	$(7)	$(4)	Net sales
Commodities	(6)	(54)	Net sales
Foreign exchange	3	2	Cost of products sold, excluding depreciation and amortization
Commodities	29	147	Cost of products sold, excluding depreciation and amortization
	19	91	Income / (loss) from continuing operations before income taxes and equity in net earnings of affiliates
	(4)	(23)	Provision for / (benefit from) income taxes
	15	68	Net income / (loss) from continuing operations
Commodities	—	5	Net (loss) / income from discontinued operations
Total reclassified	$15	$73	Net income / (loss)

For the year ending December 31, 2023, a net loss of $13 ($11, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the years ended December 31, 2022 and 2021 in connection with anticipated transactions that were no longer considered probable.

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

For the years ended December 31, 2022, and December 31, 2021, the Company recorded a loss of $19 and a gain of $3 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

Crown Holdings, Inc.
The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain / (loss) recognized in earnings
Derivatives not designated as hedges	2022	2021	Affected line item in the Statements of Operations
Foreign exchange	$(2)	$(3)	Net sales
Foreign exchange	7	(1)	Cost of products sold
Foreign exchange	(14)	(29)	Foreign exchange
	$(9)	$(33)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.

For the years ended December 31, 2022 and 2021, the Company recorded a gain of $32 ($19, net of tax) and a gain of $103 ($103, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of December 31, 2022 and December 31, 2021, cumulative gains of $101 ($111, net of tax) and $69 ($92, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was approximately €538 ($576) at December 31, 2022.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
Derivatives designated as net investment hedges	2022	2021
Foreign exchange	$32	$47

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, respectively. The fair value of these financial instruments were reported under Level 2 of the fair value hierarchy.

Crown Holdings, Inc.

	Balance Sheet classification	December 31, 2022	December 31, 2021	Balance Sheet classification	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$3	$3	Accrued liabilities	$2	$10
	Other non-current assets	1	—	Other non-current liabilities	—	—
Foreign exchange contracts fair value	Prepaid expenses and other current assets	4	1	Accrued liabilities	4	2
Commodities contracts cash flow	Prepaid expenses and other current assets	11	53	Accrued liabilities	27	17
	Other non-current assets	—	2	Other non-current liabilities	—	1
Net investment hedge	Other non-current assets	90	49	Other non-current liabilities	—	—
		$109	$108		$33	$30
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$8	$3	Accrued liabilities	$2	$3

Total derivatives		$117	$111		$35	$33

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets and liabilities
Line item in the Balance Sheet in which the hedged item is included	December 31, 2022	December 31, 2021
Cash and cash equivalents	22	38
Receivables, net	16	21
Accrued liabilities	111	116

As of December 31, 2022 and 2021, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were net gains of $1, respectively.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2022
Derivative assets	$117	$13	$104
Derivative liabilities	35	13	22

Balance at December 31, 2021
Derivative assets	$111	$19	$92
Derivative liabilities	33	19	14

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021 were:

	December 31, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign exchange	$287	$241
Commodities	230	261
Derivatives designated as fair value hedges:
Foreign exchange	201	229
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	512	617

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

In October 2010, the Texas Supreme Court reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-

Crown Holdings, Inc.
related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore, in its accrual, continues to assign no value to claims filed after June 11, 2003.

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

The Company's approximate claims activity for the years ended 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Beginning claims	57,000	56,000	56,000
New claims	1,500	2,000	1,500
Settlements or dismissals	(1,000)	(1,000)	(1,500)
Ending claims	57,500	57,000	56,000

For the years ended December 31, 2022, 2021, and 2020, the Company made cash payments of $21, $19, and $21 to settle asbestos claims and pay related legal and defense costs.

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2022 and December 31, 2021, the Company's outstanding claims were:

	2022	2021
Claimants alleging first exposure after 1964	17,000	17,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,500	1,500
Other states that have enacted asbestos legislation	6,000	6,000
Other states	20,000	19,500
Total claims outstanding	57,500	57,000

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

Crown Holdings, Inc.
As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2022	2021	2020
Total claims	24%	24%	23%
Pre-1965 claims in states without asbestos legislation	43%	42%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2022.

Approximately 82% of the claims outstanding at the end of 2022 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 15% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (36% of whom claim damages less than $25) and 14 claims were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2022, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $220, including $178 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and

Crown Holdings, Inc.
submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany. In July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of $8. Fining decisions based on settlements can be appealed under EU law. The Company is seeking annulment of the Commission’s fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. There can be no assurance regarding the outcome of such appeal.

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

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the Company’s normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s consolidated earnings, financial position or cash flow. The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary conduct of business. At times, the Company guarantees the obligations of subsidiaries under certain of these contracts and is liable for such arrangements only if the subsidiary fails to perform its obligations under the contract.

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

At December 31, 2022, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Q. Other Non-Current Liabilities

	2022	2021
Deferred taxes	$374	$336
Asbestos liabilities	195	212
Income taxes payable	30	26
Postemployment benefits	20	21
Environmental	12	12
Finance lease liabilities	5	8
Other	76	81
	$712	$696
Income taxes payable includes unrecognized tax benefits as discussed in Note S.

Crown Holdings, Inc.
R. Pension and Other Postretirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2022	2021	2020
Service cost	$19	$20	$18
Interest cost	31	25	38
Expected return on plan assets	(75)	(63)	(73)
Settlements	—	—	3
Curtailments and special termination benefits	1	9	—
Amortization of actuarial loss	44	58	56
Amortization of prior service cost	1	1	1
Net periodic cost	$21	$50	$43

Non-U.S. Plans	2022	2021	2020
Service cost	$9	$13	$10
Interest cost	13	32	52
Expected return on plan assets	(22)	(72)	(107)
Settlements	—	1,511	63
Amortization of actuarial loss	5	33	27
Amortization of prior service credit	(1)	—	—
Net periodic cost	$4	$1,517	$45

The settlement charge in 2021 arose from the irrevocable transfer of the Company's U.K. defined benefit pension plan (the "Plan") to an insurer. In 2021, the Company made a cash contribution of £196 to enable the Plan to purchase a bulk annuity insurance contract for the benefit of the Plan participants. The Company expects £127 ($153 using December 31, 2022 exchange rate) of the cash contribution to be repaid as the Plan sells its remaining illiquid assets, of which £101 ($122 using December 31, 2022 exchange rate) has been received to date, including $77 in 2022.

The settlement charge in 2020 arose from the payment of lump sum buy-outs to settle certain pension obligations using plan assets.

Additional pension expense of $5 in each of 2022, 2021 and 2020 was recognized for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans were as follows:

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Projected Benefit Obligations
Benefit obligations at January 1	$1,413	$1,505	$513	$3,172
Service cost	19	20	9	13
Interest cost	31	25	13	32
Plan participants’ contributions	—	—	2	2
Amendments	1	2	—	(3)
Settlements	(9)	—	(9)	(2,982)
Curtailments	(2)	(10)	—	(7)
Special termination benefits	—	6	—	—
Actuarial (gain) / loss	(266)	(43)	(95)	444
Benefits paid	(93)	(92)	(30)	(165)
Foreign currency translation	—	—	(16)	7
Benefit obligations at December 31	$1,094	$1,413	$387	$513
Plan Assets
Fair value of plan assets at January 1	$1,177	$1,152	$529	$3,518
Actual return on plan assets	(199)	115	(22)	(94)
Employer contributions	10	2	(63)	234
Plan participants’ contributions	—	—	2	2
Settlements	(9)	—	(7)	(2,982)
Benefits paid	(93)	(92)	(31)	(165)
Foreign currency translation	—	—	(27)	16
Fair value of plan assets at December 31	$886	$1,177	$381	$529

Funded status	$(208)	$(236)	$(6)	$16

Accumulated benefit obligations at December 31	$1,055	$1,361	$361	$474

For the year ended December 31, 2022, actuarial gains for the Company’s U.S. and non-U.S. pension plans totaled $46. Actuarial gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. The gain in 2022 is primarily due to higher discount rates at the end of 2022 compared to 2021, partially offset by actual asset returns lower than expected returns.

U.S. pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were as follows:

	2022	2021
Projected benefit obligations	$1,094	$1,413
Accumulated benefit obligations	1,055	1,361
Fair value of plan assets	886	1,177

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2022	2021
Projected benefit obligations	$224	$284
Accumulated benefit obligations	204	253
Fair value of plan assets	134	147

Non-U.S. pension plans with projected benefit obligations in excess of plan assets were as follows:

	2022	2021
Projected benefit obligations	$224	$288
Accumulated benefit obligations	204	257
Fair value of plan assets	135	151

Crown Holdings, Inc.
The Company’s investment strategy in its U.S. plan is designed to generate returns that are consistent with providing benefits to plan participants within the risk tolerance of the plan. Asset allocation is the primary determinant of return levels and investment risk exposure.

The strategic ranges for asset allocation in the U.S. plans are as follows:

U.S. equities	45%	to	55%
International equities	7.5%	to	12.5%
Fixed income	15%	to	25%
Balanced funds	7.5%	to	12.5%
Real estate	7.5%	to	12.5%

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy. The levels assigned to the defined benefit plan assets as of December 31, 2022 and 2021 are summarized in the tables below:

Crown Holdings, Inc.

	2022
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$35	$19	$54
Global large cap equity	—	11	11
U.S. large cap equity	152	2	154
U.S. mid/small cap equity	246	19	265
Mutual funds – global equity	64	—	64
Mutual funds – U.S. equity	52	—	52
Mutual funds – fixed income	54	—	54
	603	51	654
Level 2
Government issued debt securities	—	18	18
Corporate debt securities	42	2	44
Insurance contracts	—	94	94
Investment funds – fixed income	—	1	1
	42	115	157
Level 3
Investment funds – real estate	135	68	203
Private equity	4	1	5
Real estate – direct	28	16	44
	167	85	252

Total assets in fair value hierarchy	812	251	1,063

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	68	19	87
Investment funds – global equity	—	108	108
Investment funds – emerging markets	5	—	5
Investment funds – real estate	—	3	3
	73	130	203
Total investments at fair value	$885	$381	$1,266

Crown Holdings, Inc.

	2021
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$68	$21	$89
Global large cap equity	—	8	8
U.S. large cap equity	238	6	244
U.S. mid/small cap equity	332	25	357
Mutual funds – global equity	93	—	93
Mutual funds – U.S. equity	85	—	85
Mutual funds – fixed income	71	—	71
	887	60	947
Level 2
Government issued debt securities	—	17	17
Corporate debt securities	61	3	64
Insurance contracts	—	110	110
Investment funds – fixed income	—	38	38
	61	168	229
Level 3
Investment funds – real estate	79	92	171
Private equity	5	2	7
Real estate – direct	25	15	40
	109	109	218

Total assets in fair value hierarchy	1,057	337	1,394

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	112	25	137
Investment funds – global equity	—	167	167
Investment funds – emerging markets	7	—	7
	119	192	311
Total investments at fair value	$1,176	$529	$1,705

(a) Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above was as follows:

	2022	2021
U.S. plan assets	$1	$1
Non-U.S. plan assets	—	—

Plan assets include $265 and $357 of the Company’s common stock at December 31, 2022 and 2021.

Crown Holdings, Inc.
The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2021	$2	$51	$307	$360
Foreign currency translation	—	—	(1)	(1)
Asset returns – assets held at reporting date	(1)	(48)	30	(19)
Asset returns – assets sold during the period	1	39	3	43
Purchases, sales and settlements, net	(2)	(35)	(128)	(165)
Balance at December 31, 2021	—	7	211	218
Foreign currency translation	—	—	(9)	(9)
Asset returns – assets held at reporting date	—	(2)	(9)	(11)
Asset returns – assets sold during the period	—	1	9	10
Purchases, sales and settlements, net	—	(1)	45	44
Balance at December 31, 2022	$—	$5	$247	$252

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2022
Investment funds – fixed income	$87	Semi-monthly	1- 5 days
Investment funds – global equity	108	Daily	10 days
Investment funds – emerging markets	5	Daily	30 days
Investment funds – real estate	3	Daily	10 days

Balance at December 31, 2021
Investment funds – fixed income	$137	Semi-monthly	1- 5 days
Investment funds – global equity	167	Daily	10 days
Investment funds – emerging markets	7	Daily	30 days

The pension plan assets valued using net asset value as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2022	2021
Non-current assets	$88	$158
Current liabilities	8	11
Non-current liabilities	294	367

The Company’s current liability at December 31, 2022, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2023 employer contributions are $16 for the Company’s pension plans.

Changes in the net loss and prior service cost (credit) for the Company’s pension plans were:

	2022		2021		2020
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$814	$2	$1,802	$8	$1,808	$8
Reclassification to net periodic benefit cost	(49)	(1)	(1,629)	(4)	(150)	(1)
Current year loss / (gain)	(45)	(1)	640	(2)	118	—
Amendments	—	—	(1)	—	—	1
Foreign currency translation	(8)	—	2	—	26	—
Balance at December 31	$712	$—	$814	$2	$1,802	$8

Crown Holdings, Inc.
Expected future benefit payments as of December 31, 2022 are:

	U.S. plans	Non-U.S. plans
2023	$91	$30
2024	101	29
2025	99	31
2026	85	31
2027	106	30
2028 - 2032	389	156

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2022	2021	2020
Discount rate	5.2%	2.9%	2.5%
Compensation increase	5.0%	4.7%	4.7%

Non-U.S. Plans	2022	2021	2020
Discount rate	4.9%	2.5%	1.4%
Compensation increase	2.7%	2.5%	3.0%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2022	2021	2020
Discount rate - service cost	3.3%	3.1%	3.6%
Discount rate - interest cost	2.2%	1.7%	2.8%
Compensation increase	4.7%	4.7%	4.7%
Long-term rate of return	6.6%	5.7%	6.8%

Non-U.S. Plans	2022	2021	2020
Discount rate - service cost	2.9%	2.2%	2.6%
Discount rate - interest cost	2.6%	1.8%	1.9%
Compensation increase	2.7%	2.5%	3.0%
Long-term rate of return	4.3%	3.3%	3.3%

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

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2022	2021	2020
Service cost	$1	$1	$1
Interest cost	4	4	5
Amortization of prior service credit	(20)	(26)	(26)
Amortization of actuarial loss	2	4	4
Net periodic benefit credit	$(13)	$(17)	$(16)

Crown Holdings, Inc.
Changes in the benefit obligations were:

	2022	2021
Benefit obligations at January 1	$137	$163
Service cost	1	1
Interest cost	4	4
Actuarial (gain) / loss	(22)	(20)
Benefits paid	(11)	(10)
Foreign currency translation	(1)	(1)
Benefit obligations at December 31	$108	$137

Changes in the net (gain)/ loss and prior service credit for the Company’s postretirement benefit plans were:

	2022		2021		2020
	Net (gain) / loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$21	$(20)	$45	$(46)	$42	$(72)
Reclassification to net periodic benefit cost	(2)	20	(4)	26	(4)	26
Current year (gain) / loss	(22)	—	(20)	—	7	—
Foreign currency translation	1	—	—	—	—	—
Balance at December 31	$(2)	$—	$21	$(20)	$45	$(46)

Expected future benefit payments are as follows:

Benefit Payments
2023	$13
2024	11
2025	11
2026	10
2027	10
2028 - 2032	42

The assumed health care cost trend rates at December 31, 2022 were as follows:

Health care cost trend rate assumed for 2022	4.6%
Rate that the cost trend rate gradually declines to	4.1%
Year that the rate reaches the rate it is assumed to remain	2033

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below:

	2022	2021	2020
Benefit obligations	5.8%	3.4%	2.8%
Service cost	7.8%	5.9%	4.1%
Interest cost	5.7%	3.6%	3.3%

Defined Contribution Benefit Plans. The Company also sponsors defined contribution benefit plans in certain jurisdictions including the U.S. and the U.K. The Company recognized expense of $13, $12, and $13 in 2022, 2021 and 2020 related to these plans.

Crown Holdings, Inc.
S.    Income Taxes

The components of income before income taxes were as follows:

	2022	2021	2020
U.S.	$295	$143	$97
Foreign	761	(562)	628
	$1,056	$(419)	$725

The provision for income taxes consisted of the following:

	2022	2021	2020
Current tax:
U.S. federal	$18	$2	$—
State and foreign	190	239	161
	$208	$241	$161
Deferred tax:
U.S. federal	$46	$46	$38
State and foreign	(11)	(344)	—
	35	(298)	38
Total	$243	$(57)	$199

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2022	2021	2020
U.S. statutory rate at 21%	$222	$(88)	$152
Tax on foreign income	(25)	(29)	27
Valuation allowance changes	33	26	(11)
State taxes	(2)	9	5
U.S. taxes on foreign income, net of credits	1	13	14
Tax contingencies	7	8	1
Tax law changes	2	(8)	4
Other items, net	5	12	7
Income tax provision / (benefit)	$243	$(57)	$199

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in December 2025. These incentives increased net income attributable to the Company by $21 in 2022 and 2021 and $17 in 2020.

The Company paid taxes of $223, $253 and $189 in 2022, 2021 and 2020.

In 2022, taxes on foreign income includes income tax charges of $11 for the sale of the Company's Transit Packaging segment's Kiwiplan business in 2022.

During the year-ended December 31, 2022, the Company recorded a deferred tax asset of $21 for goodwill amortization and net operating loss carryforwards in Switzerland. The Company believes that it is more likely than not that these deferred tax assets will not be utilized prior to their expiration and has recorded a full valuation allowance.

On July 8, 2022, Pennsylvania enacted a corporate net income tax rate reduction over a nine year period. The income tax rate for the 2022 and 2023 tax years are 9.99% and 8.99%, respectively. Starting with the 2024 tax year, the income tax rate is reduced by 0.50% annually until it reaches 4.99% for the 2031 tax year. The remeasurement of the Company's deferred taxes had a $78 impact on the Company's state net operating loss carryforward and corresponding valuation allowance.

Crown Holdings, Inc.
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

As of December 31, 2022, the Company had not provided deferred taxes on approximately $1,700 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable.

The components of deferred taxes at December 31 were:

	2022		2021
	Assets	Liabilities	Assets	Liabilities
Tax carryforwards	$271	$—	$346	$—
Intangible assets	—	298	—	317
Property, plant and equipment	15	225	21	176
Pensions	87	20	105	13
Accruals and other	105	103	96	109
Asbestos	53	—	56	—
Postretirement and postemployment benefits	25	—	31	—
Lease liabilities	32	—	29	—
Right of use assets	—	30	—	28
Valuation allowances	(173)	—	(227)	—
Total	$415	$676	$457	$643
Tax carryforwards expire as follows:

Year	Amount
2023	$6
2024	6
2025	16
2026	17
2027	10
Thereafter	92
Unlimited	124

Tax carryforwards expiring after 2027 include $54 of U.S. state tax loss carryforwards. The unlimited category includes $33 of Luxembourg tax loss carryforwards and $68 of French tax loss carryforwards.

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

The Company’s valuation allowances at December 31, 2022 include $84 primarily related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration

Crown Holdings, Inc.
dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

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

A reconciliation of unrecognized tax benefits follows:

	2022	2021	2020
Balance at January 1	$48	$42	$39
Additions for prior year tax positions	7	9	1
Lapse of statute of limitations	(1)	(1)	—
Settlements	(6)	—	—
Foreign currency translation	(2)	(2)	2
Balance at December 31	$46	$48	$42

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses.

The total interest and penalties recorded in income tax expense was less than $1 in 2022, 2021 and 2020. As of December 31, 2022, unrecognized tax benefits of $46, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2022 were, 2010 and subsequent years for Germany; 2013 and subsequent years for India; 2016 and subsequent years for Italy and the U.K.; 2017 and subsequent years for Mexico; 2018 and subsequent years for Spain, France, Brazil and Canada; and 2019 and subsequent years for the U.S. The U.S. also remains subject to exam for 2017 and 2018, specifically as it relates to the transition tax incurred related to the 2017 Tax Act. In addition, tax authorities in certain jurisdictions, including France, Belgium and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

T.    Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2022	2021	2020
Common shares outstanding at January 1	126,131,799	134,801,030	135,577,878
Shares repurchased	(6,574,610)	(9,121,328)	(1,240,328)
Restricted stock issued to employees, net of forfeitures	370,178	435,129	439,700
Shares issued to non-employee directors	17,935	16,968	23,780
Common shares outstanding at December 31	119,945,302	126,131,799	134,801,030

The Company declared and paid dividends of $0.88 per share in 2022. Additionally, on February 23, 2023, the Company's Board of Directors declared a dividend of $0.24 per share payable on March 23, 2023, to shareholders of record as of March 9, 2023.

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company uses the par value method of accounting for its stock repurchases. The

Crown Holdings, Inc.
excess of the fair value over par value is first charged to paid-in capital, if any, and then to retained earnings. The Company repurchased $722 of its shares during 2022.

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

U. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/ (loss) for the years ended December 31, 2022 and 2021.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2021	$(1,464)	$(1,759)	$30	$(3,193)
Other comprehensive (loss) / income before reclassifications	(419)	48	71	(300)
Amounts reclassified from accumulated other comprehensive income	1,115	553	(73)	1,595
Other comprehensive income / (loss)	696	601	(2)	1,295
Balance at December 31, 2021	(768)	(1,158)	28	(1,898)
Other comprehensive (loss) / income before reclassifications	57	(39)	(22)	(4)
Amounts reclassified from accumulated other comprehensive income	25	—	(15)	10
Other comprehensive income / (loss)	82	(39)	(37)	6
Balance at December 31, 2022	$(686)	$(1,197)	$(9)	$(1,892)

See Note N and Note R for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

During the year-ended December 31, 2021, the Company reclassified $553 of foreign currency translation as a result of the sale of the European Tinplate business.

V. Revenue

For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue as follows:

	2022	2021	2020
Revenue recognized over time	$6,937	$6,097	$5,032
Revenue recognized at a point in time	6,006	5,297	4,360
Total	$12,943	$11,394	$9,392

See Note Y for further disaggregation of the Company's revenue.

Crown Holdings, Inc.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $18 and $23 as of December 31, 2022 and 2021 included in prepaid and other current assets. For the year ended December 31, 2022, the Company satisfied performance obligations related to contract assets at December 31, 2021 related to the Company's equipment business and also recorded new contract assets primarily related to work in process for the equipment business.

W. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. In April 2022, the Company's shareholders approved the 2022 Stock-Based Incentive Plan (the "Plan") which allowed for a total of 2.8 million shares to be issued under future awards. At December 31, 2022, there were 4.6 million authorized shares available for future awards.

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

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2022	1,284,206
Awarded:
Time-vesting	190,442
Performance-based	207,212
Released:
Time-vesting	(348,062)
Performance-based	(305,492)
Forfeitures:
Time-vesting	(73,188)
Performance-based	(12,283)
Non-vested shares outstanding at December 31, 2022	942,835

The average grant-date fair value of restricted stock awarded in 2022, 2021 and 2020 follows:

Crown Holdings, Inc.

	2022	2021	2020
Time-vesting	$96.29	$100.08	$70.07
Performance-based	111.84	100.99	72.08

The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2022	2021	2020
Risk-free interest rate	1.0%	0.2%	1.6%
Expected term (years)	3	3	3
Expected stock price volatility	34.8%	35.5%	22.0%

At December 31, 2022, unrecognized compensation cost related to outstanding restricted and deferred stock was $42. The weighted average period over which the expense is expected to be recognized is 2.0 years. The aggregate market value of the shares released on the vesting dates was $70 in 2022.

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

	2022	2021	2020
Net income / (loss) from continuing operations attributable to Crown Holdings	727	(507)	424
Net income / (loss) from discontinued operations attributable to Crown Holdings	—	(53)	155
Net income / (loss) attributable to Crown Holdings	$727	$(560)	$579
Weighted average shares outstanding:
Basic	120.86	130.38	133.53
Add: dilutive stock options and restricted stock	0.52	—	1.03
Diluted	121.38	130.38	134.56

Earnings per common share attributable to Crown Holdings:
Basic earnings / (loss) per common share from continuing operations	6.01	(3.89)	3.18
Basic earnings / (loss) per common share from discontinued operations	—	(0.41)	1.16
Basic earnings / (loss) per share	$6.01	$(4.30)	$4.34

Diluted earnings / (loss) per common share from continuing operations	5.99	(3.89)	3.15
Diluted earnings / (loss) per common share from discontinued operations	—	(0.41)	1.15
Diluted earnings / (loss) per share	$5.99	$(4.30)	$4.30

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.7	1.0	0.7

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

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under GAAP, is defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and other, net and the impact of fair value adjustments related to inventory acquired in an acquisition. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about operating segments reported as continuing operations for the three years ended December 31, 2022, 2021 and 2020:

2022		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,126	$7	$128	$380	$742
European Beverage	2,114	89	48	282	144
Asia Pacific	1,615	—	62	51	172
Transit Packaging	2,545	36	41	64	281
Total reportable segments	11,400	132	279	777	$1,339
Other	1,543	103	18	61
Corporate and unallocated items	—	—	4	1
Total	$12,943	$235	$301	$839

2021		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$4,441	$—	$108	$508	$756
European Beverage	1,843	133	51	55	259
Asia Pacific	1,322	—	61	68	182
Transit Packaging	2,530	25	41	58	318
Total reportable segments	10,136	158	261	689	$1,515
Other	1,258	114	17	58
Corporate and unallocated items	—	—	4	40
Total	$11,394	$272	$282	$787

2020		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$3,565	$2	$93	$333	$652
European Beverage	1,473	39	47	72	215
Asia Pacific	1,168	—	56	69	175
Transit Packaging	2,018	13	45	40	254
Total reportable segments	8,224	54	241	514	$1,296
Other	1,168	100	15	30
Corporate and unallocated items	—	—	4	10
Total	$9,392	$154	$260	$554

Crown Holdings, Inc.
The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Intersegment sales primarily include sales of cans, ends and parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and administrative costs, technology costs, and unallocated items such as stock-based compensation.

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2022, 2021 and 2020 follows:

	2022	2021	2020
Segment income of reportable segments	$1,339	$1,515	$1,296
Other	240	144	114
Corporate and unallocated items	(136)	(159)	(170)
Restructuring and other	52	28	(30)
Amortization of intangibles	(159)	(165)	(162)
Loss from early extinguishments of debt	(11)	(68)	—
Other pension and postretirement	16	(1,515)	(43)
Interest expense	(284)	(253)	(290)
Interest income	15	9	8
Foreign exchange	(16)	45	2
Income / (loss) from continuing operations before income taxes and equity in net earnings of affiliates	$1,056	$(419)	$725

For the three years ended December 31, 2022, 2021 and 2020, intercompany profit of $19, $8 and $9 was eliminated within segment income of other.

For the years ended December 31, 2022 and 2021, two customers each accounted for 12% and 11%, of the Company's consolidated net sales. For the year ended December 31, 2020 the same two customers accounted for 11% and 10%, of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia.

Sales by major product were:

	2022	2021	2020
Metal beverage cans and ends	$8,096	$6,982	$5,716
Transit packaging	2,545	2,530	2,018
Metal food cans and ends	1,099	789	733
Other products	598	580	451
Other metal packaging	605	513	474
Consolidated net sales	$12,943	$11,394	$9,392

The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets comprises property, plant and equipment.

	Net Sales			Long-Lived Assets
	2022	2021	2020	2022	2021
United States	$4,740	$4,182	$3,586	$1,557	$1,259
Mexico	1,080	896	681	464	437
Brazil	1,011	933	706	530	510
Canada	893	782	662	95	97
Vietnam	547	342	270	282	285
United Kingdom	521	412	234	262	96
Other	4,151	3,847	3,253	1,350	1,352
Consolidated total	$12,943	$11,394	$9,392	$4,540	$4,036

Crown Holdings, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Acquisitions	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2022

Allowances deducted from assets to which they apply:

Deferred tax assets	227	(49)	(3)	—	(2)	173

For the year ended December 31, 2021

Allowances deducted from assets to which they apply:

Deferred tax assets	204	38	(3)	—	(12)	227

For the year ended December 31, 2020

Allowances deducted from assets to which they apply:

Deferred tax assets	242	(11)	1	—	(28)	204

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	60	President and Chief Executive Officer	2016
Kevin C. Clothier	54	Senior Vice President and Chief Financial Officer	2022
Gerard H. Gifford	67	Executive Vice President and Chief Operating Officer	2017
Djalma Novaes, Jr.	62	President – Americas Division	2015
Hock Huat Goh	68	President – Asia Pacific Division	2018
Matthew R. Madeksza	59	President – Transit Packaging Division	2022
Christy L. Kalaus	43	Vice President and Corporate Controller	2022

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 27, 2023” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2022 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	162,674	—	5,303,240
Equity compensation plans not approved by security holders
Total	162,674	—	5,303,240

(1)    Includes the 2013 and 2022 Stock-Based Incentive Compensation Plans.

(2) Includes 162,674 shares of deferred stock awarded from the 2013 and 2022 Stock-Based Incentive Compensation Plans during each year from 2018 through 2022. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 4,756,499, 688,735 and 20,680 shares available for issuance at December 31, 2022 under the 2013 and 2022 Stock Based Incentive Compensation Plans, the Company’s Employee Stock Purchase Plan, and the Stock Compensation Plan for Non-Employee Directors.

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
(1)All Financial Statements (see Part II, Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2022, 2021 and 2020

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)Exhibits

3.a    Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189)).

3.b    Amended and Restated By-Laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated December 13, 2022 (File No. 001-41550)).

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

4.u    Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2021, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein.

4. v    Purchase Agreement, dated as of March 14, 2022, by and among Crown Holdings, Inc., Crown Americas LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Mizuho Securities USA LLC, as representatives of the initial purchasers, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 17, 2022 (File No. 000-50189)).

4.w    Indenture, dated as of March 17, 2022, among Crown Americas LLC, as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $500 million 5.25% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 21, 2022 (File No. 000-50189)).

4.x    Registration Rights Agreement, dated as of March 17, 2022, by and among Crown Holdings, Inc., Crown Americas LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Mizuho Securities USA LLC, as representatives of the initial purchasers, and the Guarantors (as defined therein), relating to the $500 million 5.25% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated March 21, 2022 (File No. 000-50189)).

4.y    Incremental Amendment No. 3 and Fifth Amendment, dated August 8, 2022, to Amended and Restated Credit Agreement, dated April 7, 2017, among Crown Holdings, Inc., Crown Americas LLC, Crown European Holdings S.A., the Subsidiary Borrowers party thereto, Crown Metal Packaging Canada LP, Crown Cork & Seal Company, Inc., the Parent Guarantors party thereto, the other Credit Parties party thereto, the Lenders party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.z of the Registrant’s Current Report on Form 8-K dated August 11, 2022 (File No. 000-50189)).

4.z    Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.ff of the Registrant’s Annual Report on Form 10-k for the year ended December 31, 2019 (File No. 000-50189)).

Crown Holdings, Inc.
4.aa    Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its requests.

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

(5)    Executive Employment Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 000-50189)).

(6)    Employment Agreement, dated January 7, 2022, between Crown Holdings, Inc. and Kevin C. Clothier (incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 8-K filed January 11, 2022 (File No. 000-50189)).

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

Crown Holdings, Inc.
(5)    Senior Executive Retirement Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 000-50189)).

(6)    Amendment No. 2 to the Senior Executive Retirement Agreement, effective as of May 17, 2016, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 18, 2016 (File No. 000-50189)).

(7)    Amended and Restated Senior Executive Retirement Agreement, effective as of June 1, 2017, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-50189)).

(8)    Amendment No.1 to Amend and Restate Senior Executive Retirement Agreement, effective October 21, 2020, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 (File No. 000-50189)).

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

10.o    Amendment No. 2, effective February 25, 2021, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

Crown Holdings, Inc.
10.p    Transaction Bonus Agreement, effective April 16, 2021, by, and between Crown Holdings, Inc. and Didier Sourisseau (incorporated by reference to Exhibit 10(d)(12) of the Registrant’s Periodic Report on Form 8-K filed July 23, 2022 (File No. 000-50189)).

10.q Consulting Agreement, effective August 1, 2021, by, and between Crown Holdings, Inc. and Didier Sourisseau (incorporated by reference to Exhibit 10(d)(13) of the Registrant’s Periodic Report on Form 8-K filed July 23, 2022 (File No. 000-50189)).

10.r Separation Letter Agreement, dated as of October 26, 2022, between Crown Holdings, Inc. and Robert Bourque, Jr.

10.s    Executive Employment Agreement, effective January 1, 2023, between Crown Holdings, Inc. and Carlos Baila.

10.t    Crown Holdings, Inc. 2022 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 21, 2022 (File No. 000-50189)).

10.u    Crown Cork & Seal Company, Inc. Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.o of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50189)).

10.v    Executive Employment Agreement, effective 25 October, 2022, between Crown Holdings, Inc. and Matthew R. Madeksza (incorporated by reference to Exhibit 10.p of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-50189)).

10.w Share and Asset Purchase Agreement, dated as of April 8, 2021, by and among the Company, Crown Cork & Seal Deutschland Holdings GmbH, Blitz F21-387 GmbH, Kouti B.V. and Macsco 20.10 Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated April 13, 2021 (File No. 000-50189)).

10.x    Director Appointment and Nomination Agreement, dated as of December 12, 2022, by and between the Icahn Group and Crown Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 13, 2022 (File No. 001-41550)).

10.y    Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective February 23, 2023 (incorporated by reference to Exhibit 10.y of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Crown Holdings, Inc.
101    The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2022, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2022, 2021 and 2020; (iii) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

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
Christy L. Kalaus
Vice President and Corporate Controller

Date: February 27, 2023
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Kevin C. Clothier and Adam J. Dickstein, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2022 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Chairman of the Board, President and Chief Executive Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Senior Vice President and Chief Financial Officer

/s/ Christy L. Kalaus
Christy L. Kalaus	Vice President and Corporate Controller

DIRECTORS

/s/ Richard H. Fearon	/s/ B. Craig Owens
Richard H. Fearon	B. Craig Owens

/s/ Andrea J. Funk	/s/ Angela M. Snyder
Andrea J. Funk	Angela M. Snyder

/s/ Stephen J. Hagge	/s/ Caesar F. Sweitzer
Stephen J. Hagge	Caesar F. Sweitzer

/s/ Jesse A. Lynn	/s/ Andrew J. Teno
Jesse A. Lynn	Andrew J. Teno

/s/ Marsha C. Williams
James H. Miller	Marsha C. Williams

/s/ Josef M. Müller	/s/ Dwayne A. Wilson
Josef M. Müller	Dwayne A. Wilson