Form 10-Q
period 2023-03-31
CROWN HOLDINGS INC
filed 2023-04-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____  TO ____

COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			75-3099507
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

14025 Riveredge Drive, Suite 300	Tampa	FL	33637
(Address of principal executive offices)			(Zip Code)
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

There were 120,100,110 shares of Common Stock outstanding as of April 27, 2023.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$2,974	$3,162
Cost of products sold, excluding depreciation and amortization	2,411	2,547
Depreciation and amortization	123	115
Selling and administrative expense	160	157
Restructuring and other, net	11	(1)
Income from operations	269	344
Other pension and postretirement	11	(4)
Interest expense	102	54
Interest income	(9)	(3)
Foreign exchange	4	(10)
Income before taxes and equity in net earnings of affiliates	161	307
Provision for income taxes	42	78
Equity in net earnings of affiliates	3	17
Net income	122	246
Net income attributable to noncontrolling interests	20	30
Net income attributable to Crown Holdings	$102	$216

Earnings per common share attributable to Crown Holdings:
Basic	$0.86	$1.75
Diluted	$0.85	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$122	$246

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	89	13
Pension and other postretirement benefits	10	7
Derivatives qualifying as hedges	5	42
Total other comprehensive income	104	62

Total comprehensive income	226	308
Net income attributable to noncontrolling interests	20	30
Translation adjustments attributable to noncontrolling interests	1	—
Derivatives qualifying as hedges attributable to noncontrolling interests	—	3
Comprehensive income attributable to Crown Holdings	$205	$275

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$403	$550
Receivables, net	1,957	1,843
Inventories	2,058	2,014
Prepaid expenses and other current assets	244	252
Total current assets	4,662	4,659

Goodwill	3,002	2,951
Intangible assets, net	1,337	1,358
Property, plant and equipment, net	4,704	4,540
Operating lease right-of-use assets, net	224	221
Other non-current assets	483	572
Total assets	$14,412	$14,301

Liabilities and equity
Current liabilities
Short-term debt	$163	$76
Current maturities of long-term debt	124	109
Current portion of operating lease liabilities	44	44
Accounts payable	2,373	2,773
Accrued liabilities	872	930
Total current liabilities	3,576	3,932

Long-term debt, excluding current maturities	7,046	6,792
Pension and postretirement liabilities	398	394
Non-current portion of operating lease liabilities	187	184
Other non-current liabilities	723	712
Commitments and contingent liabilities (Note I)
Noncontrolling interests	452	438
Crown Holdings shareholders’ equity	2,030	1,849
Total equity	2,482	2,287
Total liabilities and equity	$14,412	$14,301

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$122	$246
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	123	115
Restructuring and other, net	11	(1)
Pension expense	15	8
Pension contributions	1	20
Stock-based compensation	11	10
Equity earnings, net of distributions	27	(14)
Working capital changes and other	(545)	(685)
Net cash used for operating activities	(235)	(301)
Cash flows from investing activities
Capital expenditures	(233)	(117)
Net investment hedge	13	13
Proceeds from sale of business, net of cash	—	6
Proceeds from sale of property, plant and equipment	1	12
Acquisitions of business, net of cash	—	(23)
Distribution from equity method investment	56	—
Other	2	(8)
Net cash used for investing activities	(161)	(117)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	331	158
Proceeds from long-term debt	—	601
Payments of long-term debt	(24)	(42)
Debt issuance costs	—	(7)
Foreign exchange derivatives related to debt	2	—
Payments of finance leases	(1)	(1)
Dividends paid to noncontrolling interests	(11)	(11)
Dividends paid to shareholders	(29)	(27)
Common stock repurchased	(6)	(350)
Net cash provided by financing activities	262	321
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(36)
Net change in cash, cash equivalents and restricted cash	(137)	(133)
Cash, cash equivalents and restricted cash at January 1	639	593
Cash, cash equivalents and restricted cash at March 31	$502	$460

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2023	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
Net income			102		102	20	122
Other comprehensive income				103	103	1	104
Dividends declared			(29)		(29)	(7)	(36)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		11			11		11
Common stock repurchased		(6)			(6)		(6)
Balance at March 31, 2023	$601	$4	$3,214	$(1,789)	$2,030	$452	$2,482

Balance at January 1, 2022	$630	$—	$3,180	$(1,898)	$1,912	$418	$2,330
Net income			216		216	30	246
Other comprehensive income				59	59	3	62
Dividends declared			(27)		(27)	(11)	(38)
Restricted stock awarded	1		(1)		—		—
Stock-based compensation			10		10		10
Common stock repurchased	(15)		(335)		(350)		(350)
Balance at March 31, 2022	$616	$—	$3,043	$(1,839)	$1,820	$440	$2,260

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The condensed consolidated financial statements ("consolidated financial statements") include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022 and of its cash flows for the three months ended March 31, 2023 and 2022. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

B.Recent Accounting and Reporting Pronouncements

In September 2022, the Financial Accounting Standards Board issued new guidance which requires enhanced disclosures of supplier finance programs. The guidance requires buyers in a supplier finance program to disclose sufficient information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. The guidance became effective for the Company on January 1, 2023, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023.

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $810 and $1,037 confirmed obligations outstanding under these supplier finance programs as of March 31, 2023 and December 31, 2022 included in Accounts Payable.

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$403	$550
Restricted cash included in prepaid expenses and other current assets	99	89
Total cash, cash equivalents and restricted cash	$502	$639

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

D.    Receivables

	March 31, 2023	December 31, 2022
Accounts receivable	$1,189	$1,132
Less: allowance for credit losses	(36)	(22)
Net trade receivables	1,153	1,110
Unbilled receivables	437	363
Miscellaneous receivables	367	370
Receivables, net	$1,957	$1,843

Accounts receivable as of March 31, 2023 includes approximately $60 due from a customer in the Company's Americas Beverage segment that filed for bankruptcy in March 2023. The Company possesses a security interest related to the supply agreement which was considered in the Company's allowance for credit losses.

In December 2021, the Company's Bowling Green plant sustained tornado damage, resulting in curtailment of operations. The Company resumed operations in March 2022. However, it continued to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returned to full operational capacity. As of December 31, 2022 the Company had an insurance receivable, within miscellaneous receivables, of $23 for incremental expenses incurred. During the three months ended March 31, 2023, the Company received insurance proceeds of $22 for incremental expenses and $1 for property damage.

E.    Inventories

	March 31, 2023	December 31, 2022
Raw materials and supplies	$1,303	$1,352
Work in process	175	156
Finished goods	580	506
	$2,058	$2,014

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2023			December 31, 2022
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,375	$(577)	$798	$1,356	$(542)	$814
Trade names	534	(112)	422	530	(106)	424
Technology	158	(115)	43	157	(109)	48
Long term supply contracts	156	(84)	72	146	(76)	70
Patents	11	(9)	2	11	(9)	2
	$2,234	$(897)	$1,337	$2,200	$(842)	$1,358

Amortization expense was $40 for the three months ended March 31, 2023 and 2022.

Crown Holdings, Inc.

G.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended
	March 31,
	2023	2022
Asset sales and impairments	$2	$(5)
Restructuring	9	3
Other costs	—	1
	$11	$(1)

For the three months ended March 31, 2023, restructuring primarily included headcount reductions in the Company's European Beverage and Other segments.

For the three months ended March 31, 2022, asset sales and impairments related to various land and building sales in the Company's Asia Pacific segment which were closed as part of prior restructuring actions.

At March 31, 2023, the Company had a restructuring accrual of $25, primarily related to the actions referenced above and $16 related to an overhead cost reduction program initiated by the Company's Transit Packaging segment in 2022. The Company recorded a restructuring charge of $29 in 2022 and made severance payments of $5 in the three months ended March 31, 2023 related to this program. The Company continues to review its costs structure and may record additional restructuring charges in the future.

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

During the three months ended March 31, 2023, the Company paid $4 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	57,500
New claims	200
Settlements or dismissals	(100)
Ending claims	57,600

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2022, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	17,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	1,500
Other states that have enacted asbestos legislation	6,000
Other states	20,000
Total claims outstanding	57,500

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

As of December 31, 2022 and 2021, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2022	2021
Total claims	24%	24%
Pre-1965 claims in states without asbestos legislation	43%	42%

Crown Holdings, Inc.

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2023.

As of March 31, 2023, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $216, including $172 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 82% of the claims outstanding at the end of 2022), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

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

At March 31, 2023, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2023 mature between one and twenty-one months.

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

	Amount of gain/(loss) recognized in OCI
	Three Months Ended March 31,
Derivatives in cash flow hedges	2023	2022
Foreign exchange	$2	$(5)
Commodities	1	50
	$3	$45

	Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended March 31,
Derivatives in cash flow hedges	2023	2022	Affected line items in the Statement of Operations
Foreign exchange	$—	$(5)	Net sales
Commodities	(2)	$(11)	Net sales
Foreign exchange	1	(1)	Cost of products sold, excluding depreciation and amortization
Commodities	(3)	26	Cost of products sold, excluding depreciation and amortization
	(4)	9	Income before taxes and equity in net earnings of affiliates
	1	(3)	Provision for income taxes
Total Reclassified	(3)	6	Net income

For the twelve-month period ending March 31, 2024, a net loss of $10 ($8, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the three months ended March 31, 2023 and 2022 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three months ended March 31, 2023 and 2022, the Company recorded losses of $5 and $21, respectively, from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not quality for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes arising from re-measurement of the related hedged items. The

Crown Holdings, Inc.

Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income
	Three Months Ended March 31,
Derivatives not designated as hedges	2023	2022	Affected line item in the Statement of Operations
Foreign exchange	$—	$(4)	Net sales
Foreign exchange	(1)	1	Cost of products sold, excluding depreciation and amortization
Foreign exchange	4	(10)	Foreign exchange
	$3	$(13)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2023, the Company recorded a loss of $16 ($14, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three months ended March 31, 2022, the Company recorded a gain of $17 ($10, net of tax) in other comprehensive income for these net investment hedges. As of March 31, 2023 and December 31, 2022, cumulative gains of $85 ($97, net of tax) and $101 ($111, net of tax), respectively, were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instruments were €948 ($1,029) at March 31, 2023.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
	Three Months ended March 31,
Derivatives designated as net investment hedges	2023	2022
Foreign exchange	$(5)	$2

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

Crown Holdings, Inc.

	Balance Sheet classification	March 31, 2023	December 31, 2022	Balance Sheet classification	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$3	$3	Accrued liabilities	$1	$2
	Other non-current assets	—	1	Other non-current liabilities	—	—
Foreign exchange contracts fair value	Prepaid expenses and other current assets	2	4	Accrued liabilities	5	4
Commodities contracts cash flow	Prepaid expenses and other current assets	14	11	Accrued liabilities	24	27
	Other non-current assets	1	—	Other non-current liabilities	—	—
Net investment hedge	Other non-current assets	83	90	Other non-current liabilities	—	—
		$103	$109		$30	$33
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$3	$8	Accrued liabilities	$1	$2
Total derivatives		$106	$117		$31	$35

	Carrying amount of the hedged assets / liabilities
	March 31, 2023	December 31, 2022
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$26	$22
Receivables, net	24	16
Accounts payable	195	111

As of March 31, 2023 and December 31, 2022, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were a net gains of $3 and $1, respectively.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2023
Derivative assets	$106	$27	$79
Derivative liabilities	31	27	4

Balance at December 31, 2022
Derivative assets	117	13	104
Derivative liabilities	35	13	22

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 were:

	March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign exchange	$84	$287
Commodities	221	230
Derivatives designated as fair value hedges:
Foreign exchange	313	201
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	227	512

Crown Holdings, Inc.

K.    Debt

	March 31, 2023		December 31, 2022
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$163	$163	$76	$76

Long-term debt
Senior secured borrowings:
Revolving credit facilities	586	586	329	329
Term loan facilities
U.S. dollar due 2027	1,800	1,792	1,800	1,792
Euro due 2027[1]	586	586	578	578
Senior notes and debentures:
€600 at 2.625% due 2024	651	650	642	640
€600 at 3.375% due 2025	651	649	642	640
U.S. dollar at 4.25% due 2026	400	397	400	397
U.S. dollar at 4.75% due 2026	875	869	875	869
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	544	540	536	532
U.S. dollar at 5.25% due 2030	500	494	500	494
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	219	219	242	242
Total long-term debt	7,202	7,170	6,934	6,901
Less current maturities	(124)	(124)	(109)	(109)
Total long-term debt, less current maturities	7,078	7,046	6,825	6,792
(1) €540 at March 31, 2023 and December 31, 2022.
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $7,271 at March 31, 2023 and $6,922 at December 31, 2022.

The U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25% at March 31, 2023 and at December 31, 2022.

L.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2023	2022
Service cost	$3	$5
Interest cost	12	8
Expected return on plan assets	(15)	(19)
Recognized net loss	11	12
Net periodic cost	$11	$6

Crown Holdings, Inc.

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2023	2022
Service cost	$3	$2
Interest cost	5	4
Expected return on plan assets	(5)	(5)
Recognized net loss	1	1
Net periodic cost	$4	$2

	Three Months Ended
	March 31,
Other postretirement benefits	2023	2022
Interest cost	2	1
Recognized prior service credit	—	(5)
Recognized net loss	—	1
Net periodic cost / (benefit)	$2	$(3)

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statements of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
	March 31,
Details about accumulated other comprehensive income components	2023	2022	Affected line items in the statement of operations
Actuarial losses	$12	$14	Other pension and postretirement
Prior service credit	—	(5)	Other pension and postretirement
	12	9
	(2)	(2)	Provision for income taxes
Total reclassified	$10	$7	Net income

M.    Capital Stock

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company has remaining Board authorization to repurchase an additional $2,300 of the Company's common stock under the program as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, the Company declared and paid cash dividends of $0.24 and $0.22 per share, respectively. Additionally, on April 27, 2023, the Company's Board of Directors declared a dividend of $0.24 per share payable on May 25, 2023 to shareholders of record as of May 11, 2023.

Crown Holdings, Inc.

N.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2022	$(768)	$(1,158)	$28	$(1,898)
Other comprehensive income before reclassifications	—	13	45	58
Amounts reclassified from accumulated other comprehensive income	7	—	(6)	1
Other comprehensive income	7	13	39	59
Balance at March 31, 2022	$(761)	$(1,145)	$67	$(1,839)

Balance at January 1, 2023	$(686)	$(1,197)	$(9)	$(1,892)
Other comprehensive income before reclassifications	—	88	2	90
Amounts reclassified from accumulated other comprehensive income	10	—	3	13
Other comprehensive income	10	88	5	103
Balance at March 31, 2023	$(676)	$(1,109)	$(4)	$(1,789)
See Note J and Note L for further details of amounts related to cash flow hedges and defined benefit plans.

O.     Revenue

The Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2023	2022
Revenue recognized over time	$1,664	$1,717
Revenue recognized at a point in time	1,310	1,445
Total revenue	$2,974	$3,162

See Note Q for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $30 and $18 as of March 31, 2023 and December 31, 2022, respectively, included in prepaid and other current assets. During the three months ended March 31, 2023, the Company satisfied performance obligations related to contract assets at December 31, 2022 and also recorded new contract assets primarily related to work in process for the equipment business.

Crown Holdings, Inc.

P.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to Crown Holdings	$102	$216
Weighted average shares outstanding:
Basic	119.2	123.6
Dilutive restricted stock	0.4	0.8
Diluted	119.6	124.4
Basic earnings per share	$0.86	$1.75
Diluted earnings per share	$0.85	$1.74

For the three months ended March 31, 2023 and 2022, 0.08 million and 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

	External Sales
	Three Months Ended
	March 31,
	2023	2022
Americas Beverage	$1,261	$1,226
European Beverage	479	510
Asia Pacific	338	413
Transit Packaging	564	657
Other	332	356
Total	$2,974	$3,162

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales
	Three Months Ended
	March 31,
	2023	2022
European Beverage	—	30
Transit Packaging	13	8
Other	38	29
Total	$51	$67

Intersegment sales primarily include sales of cans, ends and parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31,
	2023	2022
Americas Beverage	$178	$164
European Beverage	45	53
Asia Pacific	36	53
Transit Packaging	78	61
Total reportable segments	$337	$331

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2023	2022
Segment income of reportable segments	$337	$331
Segment income of other	27	94
Corporate and unallocated items	(44)	(42)
Restructuring and other, net	(11)	1
Amortization of intangibles	(40)	(40)
Other pension and postretirement	(11)	4
Interest expense	(102)	(54)
Interest income	9	3
Foreign exchange	(4)	10
Income before taxes and equity in net earnings of affiliates	$161	$307

For the three months ended March 31, 2023 and 2022, intercompany profits of $1 and $4, respectively, were eliminated within segment income of other.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, unallocated items such as stock-based compensation.

The Company also has a 20% minority interest in Eviosys, a European tinplate business, accounted for under the equity method and accordingly, those results are not included in sales or segment income. The Company's proportionate share of net income from this investment was $2 and $15 for the three months ended March 31, 2023 and 2022, respectively. The Company received distributions of $83 for the three months ended March 31, 2023.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2023 compared to 2022 and changes in financial condition and liquidity from December 31, 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company, through its subsidiaries, is a leading global supplier of aluminum and steel beverage, food and aerosol cans to consumer marketing companies, as well as transit and protective packaging products, equipment and services to a broad range of end markets. The Company has a diverse portfolio of global packaging businesses that generate significant operating cash flow enabling the Company to invest for growth while returning cash to shareholders. Beverage cans are the world's most sustainable and recycled beverage packaging and continue to gain market share in new beverage product launches. The majority of the Company's beverage cans, food cans and transit products are made from recycled materials and can be recycled.

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

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange and interest rate fluctuations and inflationary pressures, including fluctuations in raw material, energy and transportation costs. The Company generally attempts to mitigate aluminum and steel price risk by matching its purchase obligations with its sales agreements. Additionally, the Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indexes. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments is discussed, as applicable, in the heading "Results of Operations" below.

Results of Operations

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, Restructuring and other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and pound sterling in the Company's European

Crown Holdings, Inc.

Beverage segment and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business. The foreign currency translation impacts referred to in the discussion below for Transit Packaging are primarily related to the euro, the Mexican peso, the Swedish krona and the Indian rupee. The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2023	2022
Net sales	$2,974	$3,162

Net sales decreased primarily due to lower volumes in European Beverage, Asia and Transit Packaging, approximately $100 from the pass-through of lower aluminum and steel costs and unfavorable foreign currency translation of $36, partially offset by improved pricing and 6% higher sales unit volumes in Americas Beverage.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico.

The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packing.

To meet volume requirements in these markets, the Company began commercial production of the following:

•Martinsville, Virginia - line one in November 2022 and line two in March 2023
•Monterrey, Mexico - April 2022
•Uberaba, Brazil - line one in May 2022 and line two in October 2022

The Company also expects to commence production at a new two-line plant in Mesquite, Nevada in 2023.

Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net sales	$1,261	$1,226
Segment income	178	164

Net sales increased primarily due to 6% higher sales unit volumes, with North America up 4% and Brazil up 23%, contractual pass-through mechanisms put in place to recover inflation and favorable foreign currency translation of $10, partially offset by the pass-through of lower aluminum costs.

Segment income increased primarily due to inflation mechanisms put in place to recover cost increases and higher sales unit volumes, partially offset by increased depreciation of $6 for recent capacity expansions. Additionally, the first quarter of 2022 was negatively impacted by approximately $20 from incremental costs and lost profits associated with the Bowling Green tornado.

In March 2023 a Brazilian beverage can customer filed for bankruptcy and the Company's exposure as of March 31, 2023 is approximately $60. The Company possesses a security interest related to the supply agreement which was

Crown Holdings, Inc.

considered in the Company's allowance for credit losses. The Company will continue to monitor the bankruptcy plan and consider the impact on the Company's results of operations and cash flows.

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

In February 2023, twin earthquakes struck near the Company's Osmaniye, Turkey plant. There was no significant damage to the physical plant structure, equipment or inventory. The plant resumed production and shipments to customers able to receive deliveries by the end of February. This event did not have a material impact on the Company's results of operations or cash flows and the Company has property and business interruption insurance policies.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net sales	$479	$510
Segment income	45	53

Net sales decreased primarily due to lower volumes, unfavorable foreign currency translation of $21 and the pass-through of lower aluminum costs, partially offset by the contractual recovery of prior years' inflationary cost increases.

Segment income decreased primarily due to lower volumes partially offset by contractual pass-through mechanisms put in place to recover inflation.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. To meet volume requirements in Southeast Asia, the Company began commercial production of a third line in Phnom Pehh, Cambodia in August 2022.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. For the three months ended March 31, 2023, the plant had net sales of $3 and segment income of less than $1. Property, plant and equipment as of March 31, 2023 was $53, including $25 of land and buildings and $28 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net sales	$338	$413
Segment income	36	53

Crown Holdings, Inc.

Net sales and segment income decreased primarily due to lower volumes. Net sales were also negatively impacted by foreign currency translation of $6.

Transit Packaging

The Company's Transit Packaging segment includes the Company's worldwide industrial products, protective solutions, and automation, equipment and tools business. Industrial products include steel strap, plastic strap, industrial film and other related products that are used in a wide range of industries. Protective solutions include transit protection products, such as airbags, edge protectors, and honeycomb products that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Automation, equipment and tools includes manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply consumables such as strap and film.
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net sales	$564	$657
Segment income	78	61

Net sales decreased primarily due to lower sales unit volumes and $17 from the impact of unfavorable foreign currency translation.

Segment income increased primarily due to costs savings from headcount reductions across the business, improved sales volume mix and improved pricing in industrial product lines and equipment. Additionally, the first quarter of 2022 was negatively impacted by $6 from the repricing of higher cost inventory from the prior year in the steel strap business.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company added a third two-piece food can line to its Owatonna, Minnesota plant in 2022 and expects to add a pet food can line to its Dubuque, Iowa plant in 2023.

Net sales and segment income in Other were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net sales	$332	$356
Segment income	27	94

Net sales decreased primarily due to lower volumes and the pass-through of lower steel costs.

Segment income decreased primarily due to a steel repricing gain of $48 in the three months ended March 31, 2022 and a repricing loss of $12 in the three months ended March 31, 2023.

Corporate and unallocated

	Three Months Ended
	March 31,
	2023	2022
Corporate and unallocated expense	$(44)	$(42)

Corporate and unallocated expenses were comparable for the three months ended March 31, 2023 compared to 2022.

Crown Holdings, Inc.

Restructuring and other, net

For the three months ended March 31, 2023, restructuring and other, net primarily includes business reorganization activities in the Company's European Beverage and Other segment. The Company continues to review its costs structure and may record additional restructuring charges in the future.

Other pension and postretirement

For the three months ended March 31, 2022, other pension and postretirement, included the amortization of prior service credits which arose from postretirement plan amendments in prior years.

Interest expense

For the three months ended March 31, 2022 to 2023, interest expense increased from $54 to $102 due to higher interest rates and higher outstanding borrowings.

Equity in net earnings of affiliates

For the three months ended March 31, 2022 to 2023, equity in net earnings of affiliates decreased from $17 to $3, primarily due to lower earnings in the Company's European tinplate equity method investment, Eviosys.

Net income attributable to noncontrolling interest

For the three months ended March 31, 2023 compared to 2022, net income from noncontrolling interests decreased from $30 to $20 primarily due to lower earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $301 for the three months ended March 31, 2022 to $235 for the three months ended March 31, 2023, primarily due to working capital improvements offset by lower earnings.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 41 days as of March 31, 2022 to 35 days as of March 31, 2023.

Inventory turnover increased from 65 days at March 31, 2022 to 74 days at March 31, 2023 primarily due to inventory builds in certain segments.

Days outstanding for trade payables decreased from 97 days at March 31, 2022 to 84 days at March 31, 2023 primarily resulting from decreased purchases due to higher inventory levels.

Investing Activities

Cash used for investing activities increased from $117 for the three months ended March 31, 2022 to $161 for the three months ended March 31, 2023 primarily due to higher capital expenditures, partially offset by $56 distribution from Eviosys.

The Company currently expects capital expenditures in 2023 to be approximately $900.

Financing Activities

Cash provided by financing activities decreased from $321 for the three months ended March 31, 2022 to $262 for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company issued $500 principal amount of 5.250% senior unsecured notes due 2030. Additionally, during the three months ended March 31, 2022, the Company repurchased $350 of common stock.

Crown Holdings, Inc.

Liquidity

As of March 31, 2023, $359 of the Company's $403 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $346 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650. As of March 31, 2023, the Company had available capacity of $998 under its revolving credit facilities. The Company could have borrowed this amount at March 31, 2023 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.7 to 1.0 at March 31, 2023 was in compliance with the covenant requiring a ratio no greater than 5.0 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2023.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $700 that expires in July 2023, a securitization facility with a program limit of $200 that expires in December 2023, and a securitization facility with a program limit of $160 that expires in November 2025.

Capital Resources

As of March 31, 2023, the Company had approximately $237 of contractual capital commitments primarily related to Americas Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

Contractual Obligations

There were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which information is incorporated herein by reference.

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

Crown Holdings, Inc.

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

Crown Cork Obligor Group

Three Months Ended
March 31, 2023
Net sales	$—
Gross Profit	—
Income from operations	(1)
Net income[1]	(17)
Net income attributable to Crown Holdings[1]	(17)
(1) Includes $13 of expense related to intercompany interest with non-guarantor subsidiaries

	March 31, 2023	December 31, 2022
Current assets	$12	$14
Non-current assets	28	23
Current liabilities	61	53
Non-current liabilities[1]	6,173	6,143
(1) Includes payables of $5,383 and $5,378 due to non-guarantor subsidiaries as of March 31, 2023 and December 31, 2022

Crown Americas Obligor Group

Three Months Ended
March 31, 2023
Net sales[1]	$1,248
Gross profit[2]	184
Income from operations[2]	62
Net income[3]	(8)
Net income attributable to Crown Holdings[3]	(8)
(1) Includes $127 of sales to non-guarantor subsidiaries
(2) Includes $13 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $5 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

	March 31, 2023	December 31, 2022
Current assets[1]	$1,037	$975
Non-current assets[2]	3,865	3,830
Current liabilities[3]	1,292	1,262
Non-current liabilities[4]	6,138	6,048
(1) Includes receivables of $38 and $33 due from non-guarantor subsidiaries as of March 31, 2023 and December 31, 2022
(2) Includes receivables of $220 and $185 due from non-guarantor subsidiaries as of March 31, 2023 and December 31, 2022
(3) Includes payables of $28 and $37 due to non-guarantor subsidiaries as of March 31, 2023 and December 31, 2022
(4) Includes payables of $1,426 and $1,314 due to non-guarantor subsidiaries as of March 31, 2023 and December 31, 2022

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note I entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, and in Part II within Item 1A of this report which information is incorporated herein by reference.

Crown Holdings, Inc.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. which require that management make numerous estimates and assumptions.

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements, as applicable, are included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note H and commitments and contingencies in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which are not historical facts (including any statements concerning the direct or indirect impact of the COVID-19 pandemic and the Russia-Ukraine war, objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto, including the potential for higher interest rates and energy prices), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A of Part II below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the

Crown Holdings, Inc.

Company's use of derivative instruments and their fair values at March 31, 2023, see Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2023, the Company had $3.2 billion principal floating interest rate debt and $1.2 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $11 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, 71,220 shares were surrendered to cover taxes on the vesting of restricted stock.

In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3.0 billion of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The Company has remaining Board authorization to repurchase an additional $2,300 of the Company's common stock under the program as of March 31, 2023.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2023.

Crown Holdings, Inc.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a) Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 27, 2023 (the “Annual Meeting”). As of March 7, 2023, the record date for the meeting, 120,107,190 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 102,881,857 shares of Common Stock were present or represented at the meeting.

(b) The following individuals were nominated and elected to serve as directors:

Timothy J. Donahue, Richard H. Fearon, Andrea J. Funk, Stephen J. Hagge, Jesse A. Lynn, James H. Miller, Josef M. Müller, B. Craig Owens, Angela M. Snyder, Caesar F. Sweitzer, Andrew J. Teno, Marsha C. Williams and Dwayne A. Wilson.

At the Annual Meeting, the Company’s Shareholders voted on the five matters below as follows:

1)The Company's Shareholders elected the following directors pursuant to the following vote:

Directors	Votes For	Votes Withheld	Broker Non-Vote

Timothy J. Donahue	86,883,414	8,130,872	7,867,571

Richard H. Fearon	91,239,125	3,775,161	7,867,571

Andrea J. Funk	92,183,047	2,831,239	7,867,571

Stephen J. Hagge	90,207,604	4,806,682	7,867,571

Jesse A. Lynn	89,110,442	5,903,844	7,867,571

James H. Miller	80,295,773	14,718,513	7,867,571

Josef M. Müller	91,507,205	3,507,081	7,867,571

B. Craig Owens	91,784,967	3,229,319	7,867,571

Angela M. Snyder	94,100,966	913,320	7,867,571

Caesar F. Sweitzer	91,398,449	3,615,837	7,867,571

Andrew J. Teno	90,253,064	4,761,222	7,867,571

Marsha C. Williams	90,439,808	4,574,478	7,867,571

Dwayne A. Wilson	88,691,815	6,322,471	7,867,571

Crown Holdings, Inc.

2)The Company's Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2023 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
97,267,004	5,511,354	103,499	—

3)The Company's Shareholders approved, by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2023 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
88,060,284	6,921,353	140,842	7,759,378

4)The Company's Shareholders approved, by non-binding advisory vote, the frequency of future Say-on-Pay votes pursuant to the following vote:

Every Year	Every Two Years	Every Three Years	Votes Abstaining	Broker Non-Vote
93,666,716	108,960	1,167,338	179,465	7,759,378
5)The Company's Shareholders did not approve the Shareholder proposal seeking Shareholder ratification of termination pay pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
42,245,358	52,569,664	307,457	7,759,378

Item 6.    Exhibits

22	List of Guarantor Subsidiaries.

10.z	Executive Employment Agreement, dated August 1, 2018, between Crown Holdings, Inc. and Hock Huat Goh (incorporated by reference to Exhibit A of the Registrant’s Definitive Additional Materials on Schedule 14A filed April 19, 2023 (File No. 001-41550).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, Chairman, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: April 28, 2023