Form 10-Q
period 2023-09-30
CROWN HOLDINGS INC
filed 2023-10-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

There were 120,646,389 shares of Common Stock outstanding as of October 27, 2023.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$3,069	$3,259	$9,152	$9,931
Cost of products sold, excluding depreciation and amortization	2,427	2,726	7,301	8,134
Depreciation and amortization	124	115	372	346
Selling and administrative expense	129	122	437	419
Restructuring and other, net	15	(1)	32	(75)
Income from operations	374	297	1,010	1,107
Loss from early extinguishments of debt	—	11	—	11
Other pension and postretirement	11	(5)	38	(13)
Interest expense	111	76	323	194
Interest income	(13)	(3)	(34)	(9)
Foreign exchange	13	15	31	12
Income before taxes and equity in net earnings of affiliates	252	203	652	912
Provision for income taxes	62	55	163	218
Equity in net earnings of affiliates	10	10	20	39
Net income	200	158	509	733
Net income attributable to noncontrolling interests	41	31	91	95
Net income attributable to Crown Holdings	$159	$127	$418	$638

Earnings per common share attributable to Crown Holdings:
Basic	$1.33	$1.06	$3.50	$5.26
Diluted	$1.33	$1.06	$3.49	$5.23

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$200	$158	$509	$733

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(46)	(55)	120	(84)
Pension and other postretirement benefits	4	12	23	30
Derivatives qualifying as hedges	7	(18)	(1)	(62)
Total other comprehensive income / (loss)	(35)	(61)	142	(116)

Total comprehensive income	165	97	651	617
Net income attributable to noncontrolling interests	41	31	91	95
Translation adjustments attributable to noncontrolling interests	(1)	(2)	(2)	(6)
Derivatives qualifying as hedges attributable to noncontrolling interests	—	(1)	—	(4)
Comprehensive income attributable to Crown Holdings	$125	$69	$562	$532

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$807	$550
Receivables, net	1,751	1,843
Inventories	1,664	2,014
Prepaid expenses and other current assets	230	252
Total current assets	4,452	4,659

Goodwill	2,994	2,951
Intangible assets, net	1,248	1,358
Property, plant and equipment, net	4,876	4,540
Operating lease right-of-use assets, net	214	221
Other non-current assets	537	572
Total assets	$14,321	$14,301

Liabilities and equity
Current liabilities
Short-term debt	$51	$76
Current maturities of long-term debt	774	109
Current portion of operating lease liabilities	44	44
Accounts payable	2,215	2,773
Accrued liabilities	873	930
Total current liabilities	3,957	3,932

Long-term debt, excluding current maturities	6,240	6,792
Pension and postretirement liabilities	392	394
Non-current portion of operating lease liabilities	178	184
Other non-current liabilities	726	712
Commitments and contingent liabilities (Note I)

Noncontrolling interests	487	438
Crown Holdings shareholders’ equity	2,341	1,849
Total equity	2,828	2,287
Total liabilities and equity	$14,321	$14,301

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$509	$733
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	372	346
Loss on debt extinguishment	—	11
Restructuring and other, net	32	(75)
Pension expense	50	21
Pension contributions	(10)	55
Stock-based compensation	27	23
Equity earnings, net of distributions	9	(35)
Working capital changes and other	(157)	(945)
Net cash provided by operating activities	832	134
Cash flows from investing activities
Capital expenditures	(614)	(607)
Net investment hedge	25	26
Proceeds from sale of businesses, net of cash received	—	182
Acquisition of businesses, net of cash acquired	—	(31)
Proceeds from sale of property, plant and equipment	5	15
Distribution from equity method investment	56	7
Other	8	(4)
Net cash used for investing activities	(520)	(412)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	(362)	415
Proceeds from long-term debt	558	2,954
Payments of long-term debt	(80)	(2,263)
Debt issuance costs	(8)	(25)
Premiums paid to retire debt	—	(4)
Foreign exchange derivatives related to debt	—	(8)
Payments of finance leases	(2)	(2)
Dividends paid to noncontrolling interests	(44)	(34)
Dividends paid to shareholders	(86)	(80)
Common stock issued	1	1
Common stock repurchased	(12)	(722)
Net cash (used for) / provided by financing activities	(35)	232
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(95)
Net change in cash, cash equivalents and restricted cash	263	(141)
Cash, cash equivalents and restricted cash at January 1	639	593
Cash, cash equivalents and restricted cash at September 30	$902	$452

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2023	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
Net income			102		102	20	122
Other comprehensive income				103	103	1	104
Dividends declared			(29)		(29)	(7)	(36)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		11			11		11
Common stock repurchased		(6)			(6)		(6)
Balance at March 31, 2023	$601	$4	$3,214	$(1,789)	$2,030	$452	$2,482
Net income			157		157	30	187
Other comprehensive income				75	75	(2)	73
Dividends declared			(28)		(28)		(28)
Stock-based compensation		6			6		6
Common stock repurchased		(5)			(5)		(5)
Balance at June 30, 2023	$601	$5	$3,343	$(1,714)	$2,235	$480	$2,715
Net income			159		159	41	200
Other comprehensive income				(34)	(34)	(1)	(35)
Dividends declared			(29)		(29)	(33)	(62)
Restricted stock awarded	3	(3)			—		—
Stock-based compensation		10			10		10
Common stock issued		1			1		1
Common stock repurchased		(1)			(1)		(1)
Balance at September 30, 2023	$604	$12	$3,473	$(1,748)	$2,341	$487	$2,828

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2022	$630	$—	$3,180	$(1,898)	$1,912	$418	$2,330
Net income			216		216	30	246
Other comprehensive income				59	59	3	62
Dividends declared			(27)		(27)	(11)	(38)
Restricted stock awarded	1		(1)		—		—
Stock-based compensation			10		10		10
Common stock repurchased	(15)		(335)		(350)		(350)
Balance at March 31, 2022	$616	$—	$3,043	$(1,839)	$1,820	$440	$2,260
Net income			295		295	34	329
Other comprehensive loss				(107)	(107)	(10)	(117)
Dividends declared			(26)		(26)	(13)	(39)
Restricted stock awarded	1		(1)		—		—
Stock-based compensation			6		6		6
Common stock issued			1		1		1
Common stock repurchased	(11)		(239)		(250)		(250)
Balance at June 30, 2022	$606	$—	$3,079	$(1,946)	$1,739	$451	$2,190
Net income			127		127	31	158
Other comprehensive loss				(58)	(58)	(3)	(61)
Dividends declared			(27)		(27)	(10)	(37)
Stock-based compensation			7		7		7
Common stock repurchased	(6)		(116)		(122)		(122)
Balance at September 30, 2022	$600	$—	$3,070	$(2,004)	$1,666	$469	$2,135

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and of its cash flows for the nine months ended September 30, 2023 and 2022. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $703 and $1,037 confirmed obligations outstanding under these supplier finance programs as of September 30, 2023 and December 31, 2022 included in Accounts Payable.

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$807	$550
Restricted cash included in prepaid expenses and other current assets	95	89
Total cash, cash equivalents and restricted cash	$902	$639

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

D.    Receivables

	September 30, 2023	December 31, 2022
Accounts receivable	$1,113	$1,132
Less: allowance for credit losses	(31)	(22)
Net trade receivables	1,082	1,110
Unbilled receivables	353	363
Miscellaneous receivables	316	370
Receivables, net	$1,751	$1,843

In March 2023 a customer in the Company's Americas Beverage segment filed for bankruptcy and a bankruptcy plan was approved in October 2023. The bankruptcy plan has extended the payment terms of pre-bankruptcy receivables.
The Company has a long-term receivable of $64 related to this customer, which is included in other non-current assets on the Consolidated Balance Sheets as of September 30, 2023.

In December 2021, the Company's Bowling Green plant sustained tornado damage, resulting in curtailment of operations. The Company resumed operations in March 2022. However, it continued to incur incremental costs, including freight and warehousing expenses, to meet customer demand as the plant returned to full operational capacity. As of December 31, 2022, the Company had an insurance receivable, within miscellaneous receivable, for incremental expenses of $23, which was fully collected in 2023.

E.    Inventories

	September 30, 2023	December 31, 2022
Raw materials and supplies	$1,032	$1,352
Work in process	155	156
Finished goods	477	506
	$1,664	$2,014

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2023			December 31, 2022
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,370	$(628)	$742	$1,356	$(542)	$814
Trade names	527	(122)	405	530	(106)	424
Technology	156	(125)	31	157	(109)	48
Long term supply contracts	160	(92)	68	146	(76)	70
Patents	11	(9)	2	11	(9)	$2
	$2,224	$(976)	$1,248	$2,200	$(842)	$1,358

Net income for the three and nine months ended September 30, 2023 and 2022 included amortization expense of $41 and $122 and $40 and $119, respectively.

G.    Restructuring and Other

The Company recorded restructuring and other items as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Asset sales and impairments	$13	$—	16	(115)
Restructuring	1	(4)	15	34
Other costs	1	3	1	6
	$15	$(1)	$32	$(75)

For the three and nine months ended September 30, 2023, asset sales and impairments primarily relates to asset impairment charges in the Asia Pacific and Other segments. For the nine months ended September 30, 2022, asset sales and impairments primarily related to a $113 gain on the sale of the Transit Packaging segment's Kiwiplan business.

For the nine months ended September 30, 2023, restructuring primarily included headcount reductions in the Company's European Beverage segment and the beverage can equipment operations in the Other segment.

For the nine months ended September 30, 2022, restructuring included $29 of charges related to an overhead cost reduction program initiated by the Company's Transit Packaging segment. The Company made severance payments of $9 in the nine months ended September 30, 2023 and had a remaining accrual of $7 related to this program.

At September 30, 2023, the Company had a restructuring accrual of $18, primarily related to the actions referenced above. The Company expects to pay these amounts over the next twelve months. The Company continues to review its costs structure and may record additional restructuring charges in the future.

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

Crown Holdings, Inc.

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

During the nine months ended September 30, 2023, the Company paid $10 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	57,500
New claims	900
Settlements or dismissals	(300)
Ending claims	58,100

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2023.

As of September 30, 2023, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $210, including $159 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

At September 30, 2023, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2023 mature between one and twenty-five months.

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

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2023	2022	2023	2022
Foreign exchange	$(3)	$1	$—	$(4)
Commodities	2	(24)	(14)	(40)
	$(1)	$(23)	$(14)	$(44)

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2023	2022	2023	2022	Affected line items in the Statement of Operations
Foreign exchange	$—	$(1)	$—	$(7)	Net sales
Commodities	6	6	10	(8)	Net sales
Foreign exchange	(1)	2	1	1	Cost of products sold, excluding depreciation and amortization
Commodities	(16)	(9)	(30)	39	Cost of products sold, excluding depreciation and amortization
	(11)	(2)	(19)	25	Income before taxes and equity in net earnings of affiliates
	3	1	5	(6)	Provision for income taxes
	$(8)	$(1)	$(14)	$19	Net income

For the twelve-month period ending September 30, 2024, a net loss of $11 ($8, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the nine months ended September 30, 2023 and 2022 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three and nine months ended September 30, 2023, the Company recorded a gain of $3 and a loss of $7 from foreign exchange contracts designated as fair value hedges. For the three and nine months ended September 30, 2022, the Company recorded losses of $4 and $19 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

Crown Holdings, Inc.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income on derivative		Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges	2023	2022	2023	2022	Affected line item in the Statement of Operations
Foreign exchange	$—	$—	$—	$(3)	Net sales
Foreign exchange	1	5	(2)	9	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(5)	(12)	(1)	(26)	Foreign exchange
	$(4)	$(7)	$(3)	$(20)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2023, the Company recorded gains of $37 ($31, net of tax) and $15 ($12, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and nine months ended September 30, 2022, the Company recorded gains of $30 ($20, net of tax) and $80 ($56, net of tax) in other comprehensive income for these net investment hedges. As of September 30, 2023 and December 31, 2022, cumulative gains of $116 ($123, net of tax) and $101 ($111, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was €1,093 ($1,156) at September 30, 2023.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months ended September 30,		Nine months ended September 30,
Derivatives designated as net investment hedges	2023	2022	2023	2022
Foreign exchange	$14	$36	$(5)	$75

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

Balance Sheet classification	September 30, 2023	December 31, 2022	Balance Sheet classification	September 30, 2023	December 31, 2022

Crown Holdings, Inc.

Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$1	$3	Accrued liabilities	$1	$2
	Other non-current assets	—	1	Other non-current liabilities	—	—
Foreign exchange contracts fair value	Prepaid expenses and other current assets	2	4	Accrued liabilities	1	4
Commodities contracts cash flow	Prepaid expenses and other current assets	8	11	Accrued liabilities	19	27
	Other non-current assets	1	—	Other non-current liabilities	—	—
Net investment hedge	Other non-current assets	83	90	Other non-current liabilities	—	—
		$95	$109		$21	$33
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$5	$8	Accrued liabilities	$4	$2
		$5	$8		$4	$2

Total derivatives		$100	$117		$25	$35

	Carrying amount of the hedged assets / liabilities
	September 30, 2023	December 31, 2022
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$28	$22
Receivables, net	12	16
Accounts payable	105	111

As of September 30, 2023 and December 31, 2022, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were a net loss of less than $1 and a net gain of $1.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2023
Derivative assets	$100	7	93
Derivative liabilities	25	7	18

Balance at December 31, 2022
Derivative assets	$117	13	104
Derivative liabilities	35	13	22

    Notional Values of Outstanding Derivative Instruments

Crown Holdings, Inc.

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 were:

	September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign exchange	$151	$287
Commodities	110	230
Derivatives designated as fair value hedges:
Foreign exchange	204	201
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	346	512

Crown Holdings, Inc.

K.    Debt

	September 30, 2023		December 31, 2022
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$51	$51	$76	$76

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	329	329
Term loan facilities
U.S. dollar due 2027	1,789	1,782	1,800	1,792
Euro due 2027[1]	567	567	578	578
Senior notes and debentures:
€600 at 2.625% due 2024	634	633	642	640
€600 at 3.375% due 2025	634	633	642	640
U.S. dollar at 4.25% due 2026	400	398	400	397
U.S. dollar at 4.75% due 2026	875	870	875	869
U.S. dollar at 7.375% due 2026	350	349	350	348
€500 at 5.000% due 2028	529	521	—	—
€500 at 2.875% due 2026	529	527	536	532
U.S. dollar at 5.25% due 2030	500	494	500	494
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	200	200	242	242
Total long-term debt	7,047	7,014	6,934	6,901
Less current maturities	(774)	(774)	(109)	(109)
Total long-term debt, less current maturities	$6,273	$6,240	$6,825	$6,792
(1) €537 and €540 at September 30, 2023 and December 31, 2022
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,916 at September 30, 2023 and $6,922 at December 31, 2022.

In May 2023, the Company issued €500 principal amount of 5.00% senior unsecured notes due 2028 issued at par by its subsidiary Crown European Holdings S.A. The Company paid $8 in issuance costs that will be amortized over the term of the notes.

The U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25% at September 30, 2023 and at December 31, 2022.

Crown Holdings, Inc.

L.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2023	2022	2023	2022
Service cost	$4	$5	$11	$15
Interest cost	14	7	40	22
Expected return on plan assets	(15)	(19)	(45)	(56)
Recognized net loss	11	11	33	35
Curtailment loss	—	1	—	1
Net periodic cost	$14	$5	$39	$17

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2023	2022	2023	2022
Service cost	$1	$4	$5	$8
Interest cost	5	3	14	9
Expected return on plan assets	(5)	(5)	(16)	(16)
Recognized net loss	—	1	2	3
Special termination benefits	—	—	6	—
Net periodic cost	$1	$3	$11	$4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2023	2022	2023	2022
Interest cost	1	1	4	3
Recognized prior service credit	—	(5)	—	(15)
Recognized net loss	—	—	—	2
Net periodic cost / (benefit)	$1	$(4)	$4	$(10)

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

    The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Details about accumulated other comprehensive income components	2023	2022	2023	2022	Affected line items in the statement of operations
Actuarial losses	$11	$13	$35	$40	Other pension and postretirement
Prior service credit	—	(5)	—	(15)	Other pension and postretirement
Settlement loss	—	1	—	1	Other pension and postretirement
	11	9	35	26	Income before taxes and equity in net earnings of affiliates
	(2)	(2)	(7)	(6)	Provision for income taxes
Total reclassified	$9	$7	$28	$20	Net income

Crown Holdings, Inc.

M.    Capital Stock

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company has remaining Board authorization to repurchase $2,300 of the Company's common stock under the program as of September 30, 2023.

For the three and nine months ended September 30, 2023 and 2022, the Company declared and paid cash dividends of $0.24 per share and $0.72 per share and $0.22 per share and $0.66 per share, respectively. Additionally, on October 26, 2023, the Company's Board of Directors declared a dividend of $0.24 per share payable on November 22, 2023 to shareholders of record as of November 8, 2023.

N.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2022	$(768)	$(1,158)	$28	$(1,898)
Other comprehensive income / (loss) before reclassifications	10	(78)	(44)	(112)
Amounts reclassified from accumulated other comprehensive income	20	—	(14)	6
Other comprehensive income / (loss)	30	(78)	(58)	(106)
Balance at September 30, 2022	$(738)	$(1,236)	$(30)	$(2,004)

Balance at January 1, 2023	$(686)	$(1,197)	$(9)	$(1,892)
Other comprehensive income / (loss) before reclassifications	(5)	122	(15)	102
Amounts reclassified from accumulated other comprehensive income	28	—	14	42
Other comprehensive income / (loss)	23	122	(1)	144
Balance at September 30, 2023	$(663)	$(1,075)	$(10)	$(1,748)

See Note J and Note L for further details of amounts related to cash flow hedges and defined benefit plans.

O.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue recognized over time	$1,646	$1,733	$4,968	$5,333
Revenue recognized at a point in time	1,423	1,526	4,184	4,598
Total revenue	$3,069	$3,259	$9,152	$9,931

See Note Q for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.

Crown Holdings, Inc.

Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $19 and $18 as of September 30, 2023 and December 31, 2022, respectively, included in prepaid and other current assets. During the three and nine months ended September 30, 2023, the Company satisfied performance obligations related to contract assets at December 31, 2022 and also recorded new contract assets primarily related to work in process for the equipment business.

P.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to Crown Holdings	$159	$127	$418	$638
Weighted average shares outstanding:
Basic	119.5	119.7	119.4	121.4
Dilutive restricted stock	0.2	0.5	0.3	0.7
Diluted	119.7	120.2	119.7	122.1
Basic earnings per share	$1.33	$1.06	$3.50	$5.26
Diluted earnings per share	$1.33	$1.06	$3.49	$5.23

For the three and nine months ended September 30, 2023 and 2022, 0.08 million and 0.2 million and 0.1 million and 0.4 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Americas Beverage	$1,295	$1,312	$3,848	$3,916
European Beverage	536	552	1,547	1,661
Asia Pacific	307	375	977	1,220
Transit Packaging	554	609	1,715	1,957
Other	377	411	1,065	1,177
Total	$3,069	$3,259	$9,152	$9,931

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Americas Beverage	$—	$—	$—	$7
European Beverage	—	28	—	88
Transit Packaging	9	9	36	23
Other	29	12	113	61
Total	$38	$49	$149	$179

Intersegment sales primarily include sales of equipment and parts used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Americas Beverage	$232	$185	$621	$565
European Beverage	80	20	199	129
Asia Pacific	33	35	107	143
Transit Packaging	89	75	256	210
Total reportable segments	$434	$315	$1,183	$1,047

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Segment income of reportable segments	$434	$315	$1,183	$1,047
Segment income of other	37	50	100	206
Corporate and unallocated items	(41)	(29)	(119)	(102)
Restructuring and other, net	(15)	1	(32)	75
Amortization of intangibles	(41)	(40)	(122)	(119)
Loss from early extinguishments of debt	—	(11)	—	(11)
Other pension and postretirement	(11)	5	(38)	13
Interest expense	(111)	(76)	(323)	(194)
Interest income	13	3	34	9
Foreign exchange	(13)	(15)	(31)	(12)
Income from operations before taxes and equity in net earnings of affiliates	$252	$203	$652	$912

For the three and nine months ended September 30, 2023, intercompany profits of $1 and $10 were eliminated within segment income of other.

For the three and nine months ended September 30, 2022, intercompany profits of $2 and $11 were eliminated within segment income of other.

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

The Company also has a 20% minority interest in a European tinplate business, accounted for under the equity method and accordingly, those results are not included in sales or segment income. The Company's proportionate share of net

Crown Holdings, Inc.

income from this investment was $9 and $16 for the three and nine months ended September 30, 2023 and $9 and $32, respectively, for the three and nine months ended September 30, 2022. The Company received distributions of $83 and $7 for the nine months ended September 30, 2023 and 2022, respectively.

R.    Subsequent Events

On October 3, 2023, the Company completed its acquisition of Helvetia Packaging AG, a beverage can and end manufacturing facility in Saarlouis Germany for approximately $128, subject to adjustment. The addition of Helvetia expands the Company's European Beverage segment into Germany, adding capacity to serve growing demand for beverage cans. Based on preliminary valuation, identifiable assets acquired primarily includes property, plant and equipment and customer relationship intangible assets, with estimated goodwill acquired of $30. The Company has not finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. The Company expects to finalize its purchase accounting within one year of the acquisition date.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2023 compared to 2022 and changes in financial condition and liquidity from December 31, 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, along with the consolidated financial statements and related notes included in and referred to within this report.

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

To date the wars between Russia and Ukraine and Israel and Hamas have not had a direct material impact on the Company's business, financial condition, or results of operations.

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

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and pound sterling in the Company's European Beverage segment and the Chinese yuan in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business. The foreign currency translation impacts referred to in the discussion below for Transit Packaging are primarily related to the euro, the Swiss franc, the Mexican peso and the Indian rupee. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar

Crown Holdings, Inc.

results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$3,069	$3,259	$9,152	$9,931

Three months ended September 30, 2023 compared to 2022

Net sales decreased primarily due to $187 from the pass-through of lower aluminum, steel and other commodity costs and lower volumes across the European Beverage, Asia Pacific, Transit Packaging and Other segments, partially offset by higher volumes in the North America beverage business and favorable foreign currency translation of $60.

Nine months ended September 30, 2023 compared to 2022

Net sales decreased primarily due to $575 from the pass-through of lower aluminum, steel and other commodity costs, lower volumes across the European Beverage, Asia Pacific, Transit Packaging and Other segments, partially offset by higher volumes in the Americas Beverage segment and favorable foreign currency translation of $35.

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
•Uberaba, Brazil - line one in May 2022 and line two in October 2022

In October 2023 the Company began commercial production on line one in the Mesquite, Nevada plant and expects to commence line two production in the fourth quarter of 2023.

Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$1,295	$1,312	$3,848	$3,916
Segment income	232	185	621	565

Three months ended September 30, 2023 compared to 2022

Net sales decreased primarily due to the pass-through of lower aluminum costs, partially offset by contractual pass-through mechanisms put in place to recover inflation, 13% higher volumes in North America and favorable foreign currency translation of $17.

Segment income increased primarily due to inflation mechanisms put in place to recover cost increases and higher volumes in North America, partially offset by increased depreciation of $4 for recent capacity expansions in 2023.

Crown Holdings, Inc.

Nine months ended September 30, 2023 compared to 2022

Net sales decreased primarily due to the pass-through of lower aluminum costs, partially offset by contractual pass-through mechanisms put in place to recover cost inflation, 6% higher volumes in North America and favorable foreign currency translation of $41.

Segment income increased primarily due to inflation mechanisms put in place to recover cost increases and higher volumes, partially offset by start-up costs and increased depreciation of $14 for recent capacity expansions.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to the introduction of new beverage products in cans versus other packaging formats. In October 2023 high speed production lines were added to plants in Parma, Italy and Agoncillo, Spain, and the Company expects to complete the relocation to a new two-line plant in Peterborough, United Kingdom during the fourth quarter.

In February 2023, twin earthquakes struck near the Company's Osmaniye, Turkey plant. There was no significant damage to the physical plant structure, equipment or inventory. The plant resumed production and shipments to customers able to receive deliveries by the end of February. This event did not have a material impact on the Company's results of operations or cash flows.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$536	$552	$1,547	$1,661
Segment income	80	20	199	129

Three and nine months ended September 30, 2023 compared to 2022

Net sales decreased primarily due to lower volumes and the pass-through of lower aluminum costs partially offset by the contractual recovery of prior years' inflationary cost increases and favorable foreign currency translation of $27 and $9 for the three and nine months ended September 30, 2023. Volumes were 5% lower for the three months of 2023 compared to 2022.

Segment income increased primarily due to contractual pass-through mechanisms put in place to recover cost inflation, partially offset by lower volumes.

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

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. During the first nine months of 2023, the Company has been able to complete U.S. dollar conversions and resumed production on a limited basis. For the nine months ended September, 30, 2023, the plant had net sales of $7. Property, plant and equipment as of September 30, 2023 was $52, including $25 of land and buildings and $27 of machinery and

Crown Holdings, Inc.

equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$307	$375	$977	$1,220
Segment income	33	35	107	143

Three and nine months ended September 30, 2023 compared to 2022

Net sales and segment income decreased primarily due to 9% and 13% lower volumes for the three and nine months ended September 30, 2023 compared to 2022. Net sales were also negatively impacted by the pass-through of lower aluminum costs in 2023.

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
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$554	$609	$1,715	$1,957
Segment income	89	75	256	210

Three and nine months ended September 30, 2023 compared to 2022

Net sales decreased primarily due to lower consumables volumes and the pass-through of lower material costs.

Segment income increased primarily due to costs savings from headcount reductions across the business, partially offset by lower consumables volumes. Additionally, the nine months ended September 30, 2022 were negatively impacted by $14 from the repricing of higher cost inventory from prior year in the steel strap business.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company added a third two-piece food can line to its Owatonna, Minnesota plant in 2022 and expects to begin commercial production on a pet food can line in it's Dubuque, Iowa plant in 2024. The Company recorded restructuring charges of $3 during the nine months ended September 30, 2023, to right-size the beverage can equipment operations in the U.K. to reflect the expected significant reduction in orders from global beverage can manufacturers.

Net sales and segment income in Other were as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$377	$411	$1,065	$1,177
Segment income	37	50	100	206

Three and nine months ended September 30, 2023 compared to 2022

Net sales decreased primarily due to lower volumes across all businesses, including a 13% decrease in aerosol volumes in the third quarter of 2023 compared to 2022, and the pass-through of lower steel costs, partially offset by contractual pass-through mechanisms put in place to recover cost inflation.

Segment income decreased primarily due to lower volumes. Additionally, segment income decreased in the nine months ended September 30, 2023 due to a steel repricing gain of $48 in the nine months ended September 30, 2022 as compared to a repricing loss of $12 in 2023.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Corporate and unallocated expense	$(41)	$(29)	$(119)	$(102)

Corporate and unallocated expenses increased for the three and nine months ended September 30, 2023 compared to 2022, primarily due to lower incentive and stock-based compensation expense in 2022 and higher property insurance costs in 2023.

Restructuring and other

For the nine months ended September 30, 2023, restructuring and other net charges of $32 primarily included business reorganization activities in the Company's European Beverage segment and the beverage can equipment operations in the Other segment during the second quarter and asset impairment charges in the Company's Asia Pacific and Other segments during the third quarter. The Company continues to review its costs structure and may record additional restructuring charges in the future.

For the nine months ended September 30, 2022, the restructuring and other net benefit of $75 was primarily due to the $113 gain from the sale of the Transit Packaging segment's Kiwiplan business, partially offset by $29 of charges related to an overhead cost reduction program initiated by the Transit Packaging segment in the second quarter of 2022.

Other pension and postretirement

Other pension and postretirement costs increased to $11 and $38 for the three and nine months ended September 30, 2023 as compared to benefits of $5 and $13 for the three and nine months ended September 30, 2022 due to higher post-retirement expense as unamortized gains from prior year plan amendments are now fully amortized and higher pension expense due to higher interest rates and lower expected return on plan assets. Additionally, the second quarter of 2023 included $6 for a one-time pension termination charge related to business reorganization activities in Europe.

Interest expense

For the three months ended September 30, 2023 compared to 2022, interest expense increased from $76 to $111 due to higher interest rates.

Crown Holdings, Inc.

For the nine months ended September 30, 2023 compared to 2022, interest expense increased from $194 to $323 due to higher outstanding debt balances and higher interest rates.

Equity in net earnings of affiliates

For the nine months ended September 30, 2023, equity in net earnings of affiliates decreased from $39 to $20, primarily due to lower earnings in the Company's European tinplate equity method investment.

Net income attributable to noncontrolling interest

For the three months ended September 30, 2023 compared to 2022, net income from noncontrolling interests increased from $31 to $41 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities increased from $134 for the nine months ended September 30, 2022 to $832 for the nine months ended September 30, 2023, primarily due to working capital improvements offset by lower earnings.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 36 days as of September 30, 2022 to 32 days as of September 30, 2023.

Inventory turnover increased from 64 days at September 30, 2022 to 67 days at September 30, 2023.

Days outstanding for trade payables decreased from 93 days at September 30, 2022 to 78 days at September 30, 2023 primarily resulting from decreased purchases due to higher year end inventory levels.
Investing Activities

Cash used for investing activities increased from $412 for the nine months ended September 30, 2022 to $520 for the nine months ended September 30, 2023. Cash used for operating activities for the nine months ended September 30, 2023 included a $56 distribution from a European tinplate investment accounted for by the equity method. The nine months ended September 30, 2022 included proceeds received from the sale of the Company's Transit Packaging segment's Kiwiplan business in April 2022.

The Company currently expects capital expenditures in 2023 to be approximately $900 and $500 in 2024.

Financing Activities

Financing activities provided cash of $232 for the nine months ended September 30, 2022 and used cash of $35 for the nine months ended September 30, 2023.

In May 2023, the Company issued €500 principal amount of 5.0% senior unsecured notes due 2028. In March 2022, the Company issued $500 principal amount of 5.250% senior unsecured notes due 2030. In August 2022, the Company amended the credit agreement governing its senior secured credit facilities and used proceeds to redeem senior notes due in 2023.

Additionally, during the nine months ended September 30, 2022, the Company repurchased $722 of common stock.

Liquidity

As of September 30, 2023, $686 of the Company's $807 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash

Crown Holdings, Inc.

equivalents located outside the U.S., $594 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650. As of September 30, 2023, the Company had available capacity of $1,585 under its revolving credit facilities. The Company could have borrowed this amount at September 30, 2023 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.35 to 1.0 at September 30, 2023 was in compliance with the covenant requiring a ratio no greater than 5.0 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2023.

The Company’s current sources of liquidity also include various securitization facilities. In July 2023, the Company amended a securitization agreement to extend the term through July 2025 and increased the program limit from $700 to $800. Additionally, the Company has securitization facilities with program limits of $200 and $160 that expire in December 2023 and November 2025.

Capital Resources

As of September 30, 2023, the Company had approximately $192 of capital commitments primarily related to Americas Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Holdings, Inc.

Crown Cork Obligor Group

Nine Months Ended
September 30, 2023
Net sales	$—
Gross Profit	—
Income from operations	(1)
Net income[1]	(50)
Net income attributable to Crown Holdings[1]	(50)
(1) Includes $40 of expense related to intercompany interest with non-guarantor subsidiaries

	September 30, 2023	December 31, 2022
Current assets	$36	$14
Non-current assets	21	23
Current liabilities	46	53
Non-current liabilities[1]	6,249	6,143
(1) Includes payables of $5,426 and $5,378 due to non-guarantor subsidiaries as of September 30, 2023 and December 31, 2022

Crown Americas Obligor Group

Nine Months Ended
September 30, 2023
Net sales[1]	$3,790
Gross profit[2]	597
Income from operations[2]	246
Net income[3]	24
Net income attributable to Crown Holdings[3]	24
(1) Includes $373 of sales to non-guarantor subsidiaries
(2) Includes $37 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $21 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

	September 30, 2023	December 31, 2022
Current assets[1]	$1,019	$975
Non-current assets[2]	3,968	3,830
Current liabilities[3]	1,259	1,262
Non-current liabilities[4]	6,191	6,048
(1) Includes receivables of $41 and $33 due from non-guarantor subsidiaries as of September 30, 2023 and December 31, 2022
(2) Includes receivables of $298 and $185 due from non-guarantor subsidiaries as of September 30, 2023 and December 31, 2022
(3) Includes payables of $34 and $37 due to non-guarantor subsidiaries as of September 30, 2023 and December 31, 2022
(4) Includes payables of $1,564 and $1,314 due to non-guarantor subsidiaries as of September 30, 2023 and December 31, 2022

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2023, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2023, the Company had $2.4 billion principal floating interest rate debt and $1.3 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, 7,216 shares were surrendered to cover taxes on the vesting of restricted stock.

In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The Company has remaining Board authorization to repurchase $2,300 of the Company's common stock under the program as of September 30, 2023.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2023.

Item 4. Mine Safety Disclosures

Not applicable.

Crown Holdings, Inc.

Item 5.    Other Information

On September 8, 2023, Timothy J. Donahue, President and Chief Executive Officer of the Company, entered into a new 10b5-1 plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended. The plan provides for the sale of up to 90,000 shares of the Company's common stock and expires on December 6, 2024 or upon the earlier completion of all authorized transactions under the plan. No other director or executive officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2023.

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

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: October 30, 2023