Form 10-K
period 2023-12-31
CROWN HOLDINGS, INC.
filed 2024-02-27
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 001-41550
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No  ☒
As of June 30, 2023 120,102,654 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $10,433,317,553 based on the New York Stock Exchange closing price for such shares on that date.
As of February 26, 2024, 120,783,239 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2024	Part III to the extent described therein

2023 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the "Company" or the "Registrant") (where the context requires, the "Company" shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company was founded in 1892 and is a leading global diversified packaging business that manufactures metal cans and ends (aluminum and steel) for the beverage, food and aerosol industries and a wide range of transit packaging products and solutions from multiple substrates including steel, paper, and plastic. The Company's transit packaging products include automation and equipment technologies, protective packaging solutions and steel and plastic consumables which are sold into the metals, food and beverage, construction, agricultural, corrugated, and general industries.

At December 31, 2023, the Company operated 195 plants along with sales and service facilities throughout 39 countries and had approximately 25,000 employees. In 2023, consolidated net sales for the Company were $12 billion with 63% derived from operations outside the United States ("U.S.")

Approximately 63% of the Company's consolidated net sales were derived from the Company's global beverage can business. Over the last several years, the Company has deployed capital to expand production capacity in its global beverage can operations to support growing customer demand in both the alcoholic and non-alcoholic drink categories serving local, regional and global customers. The beverage can is the world's most sustainable and recycled beverage package and continues to disproportionately be the package of choice for new beverage product introductions. The Company continues to drive innovation by increasing its ability to offer multiple specialty can sizes, including slim and sleek cans, to help customers differentiate their products. It also continues to deliver new printing and decorating capabilities, as well as services that aid customers throughout the entire production cycle, from consultation and development to line implementation and quality assurance.

The Company is guided by commitments to its stakeholders and its own goals to foster a resilient business with longevity, which requires an emphasis on financial performance and sustainability. The Company’s Twentyby30TM program, which is a comprehensive sustainability strategy that outlines twenty measurable goals to be achieved by 2030, has accelerated critical initiatives and progress around carbon footprint management and efficient use of resources, among other issues.

The Company continues to leverage the inherent eco-friendly benefits of its primary product, metal packaging, to advance toward its targets. Aluminum cans, which are infinitely recyclable and remain the world’s most recycled beverage packaging, exemplify sustainability and are a strong contributor to the circular economy. The Company is working in conjunction with industry partners to drive higher recycling rates and increase recycled content to ensure infinitely recycled aluminum cans are available for generations of future use.

REPORTABLE SEGMENTS

The Company's business is generally organized by product line and geography. The reportable segments are: Americas Beverage, European Beverage, Asia Pacific and Transit Packaging. Operations are managed regionally to best serve our customers.

AMERICAS BEVERAGE

The Americas Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2023 of $5.1 billion and segment income (as defined under Note Y to the consolidated financial statements) of $876 million.

EUROPEAN BEVERAGE

The European Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2023 of $1.9 billion and segment income (as defined under Note Y to the consolidated financial statements) of $199 million.

ASIA PACIFIC

The Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand and Vietnam and also includes non-beverage can operations, primarily food cans and specialty packaging.

Crown Holdings, Inc.

The Asia Pacific segment had net sales in 2023 of $1.3 billion and segment income (as defined under Note Y to the consolidated financial statements) of $154 million.

TRANSIT PACKAGING

The Company's Transit Packaging segment includes the Company’s worldwide automation and equipment technologies, protective packaging solutions and steel and plastic consumables. Automation and equipment technologies include manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply and remove consumables such as strap and film. Protective solutions include standard and purpose designed products, such as airbags, edge protectors, and honeycomb products, among others that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Steel and plastic consumables include steel strap, plastic strap, industrial film and other related products that are used across a wide range of industries. The automation and equipment business along with our product offering allow the Company to offer a comprehensive solution to pack, wrap, strap, secure and store products all over the world.

The Transit Packaging segment had net sales in 2023 of $2.3 billion and segment income (as defined under Note Y to the consolidated financial statements) of $331 million.

OTHER

The Company's other segments ("Other") include the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and the United Kingdom ("U.K."). The Company manufactures a variety of food and aerosol cans and ends and closures in assorted shapes and sizes. The Company’s customers include manufacturers of food, including pet food, personal care, household and industrial products.

Additional financial information concerning the Company’s reportable segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note Y to the consolidated financial statements.

SALES AND DISTRIBUTION

Global marketers qualify suppliers on the basis of their ability to provide service, innovation and technologies in a cost-effective manner. With its global reach, the Company primarily markets and sells products to customers through its own sales and marketing staff. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the duration of existing contracts.

Many customers provide the Company with quarterly or annual estimates of product requirements along with related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling the use of working capital. The Company schedules its production to meet customer requirements. Because the production time for the Company’s rigid packaging products is short, any backlog of customer orders in relation to overall sales is not significant. The standard backlog in Transit Packaging’s automation, equipment and tools business is typically not significant, however, supply chain constraints may increase the backlog from time to time.

COMPETITION

Most of the Company’s packaging products for consumer goods are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Metal Packaging, Ball Corporation, Can-Pack S.A., Mauser Packaging Solutions, Metal Container Corporation, Silgan Holdings Inc., Sonoco, and Trivium Packaging.

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

Crown Holdings, Inc.

CUSTOMERS

The Company’s largest beverage can customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world, including Anheuser-Busch InBev, Coca-Cola, Heineken, Keurig Dr Pepper, Molson Coors, Pepsi-Cola and Refresco, among others. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola. Consolidation trends among beverage marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 48% of its 2023 consolidated net sales.

For the years ended December 31, 2023, 2022 and 2021, two customers each accounted for 12% and 11%, of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia.

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

In 2023, consumption of aluminum and steel represented 44% and 8%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices or set repricing dates.

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

SUSTAINABILITY

Sustainability remains a core focus of the Company’s business strategy and commitments. The Company recognizes the critical role of corporate social responsibility and the impact of sustainability performance on economic opportunity and stakeholder relationships, including customers and employees. As a major manufacturer with operations worldwide, the Company can significantly impact industry progress by supporting important sustainability initiatives and adopting practices that create change both within the organization and within partner relationships.

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

Aluminum and steel contribute to these improvements as, by nature, they are infinitely recyclable without loss of properties. This means they can be used repeatedly to form new consumer packaging with no degradation in performance, quality or safety. Recycling these metals offers significant savings in energy and water consumption, as well as carbon dioxide emissions. As such, the Company is collaborating with industry partners to improve consumer recycling rates and increasing the use of recycled content. In addition, the Company is making strides in its energy and water usage on a global level, working to implement more renewable energy, minimize water usage and execute water replenishment programs.

The Company made the following efforts in 2023 to be a more proactive sustainability leader:

•Commissioned a study together with the International Aluminum Institute and others in the industry to determine the recycling rate of aluminum cans in Vietnam, Thailand, Cambodia, and the United Arab Emirates - key markets where the Company maintains operations;

•Continued its pursuit of Aluminum Stewardship Initiative certification, and the Company now has certifications in Brazil, Colombia, Mexico, Thailand and Vietnam; and

•Participated in several discussion at the United Nations Climate Change Conference (COP 28) to drive discussions around climate and aluminum decarbonization, together with others in the industry.

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

Crown Holdings, Inc.

As a result of its collective efforts, the Company has recently received the following recognitions in 2023:

•ESG ratings provider Sustainalytics ranked the Company as a Low ESG Risk Rating for managing ESG risk within the metal and glass packaging sub-industry. This marks the fourth year in a row the Company has landed in the top 3% in the "Containers and Packaging" category.

•The Company was ranked as the top packaging company within the Transport, Logistics & Packaging category in Newsweek's second annual listing of the Most Trustworthy Companies in America.

•The Company was included in USA TODAY'S inaugural America's Climate Leaders list, which aims to provide guidance for investors and customers evaluating the sustainability progress of their partners or potential partners.

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

HUMAN CAPITAL

At December 31, 2023, the Company had approximately 25,000 employees worldwide, with approximately 6,000 employed by the Americas Beverage segment, 3,500 employed by the European Beverage segment, 4,500 employed by the Asia Pacific segment, 7,500 employed by the Transit Packaging segment and 3,500 employed by Other.

A significant portion of the Company’s workforce is unionized. Collective bargaining agreements with varying terms and expiration dates cover approximately 10,600 employees. The Company did not experience any significant union-initiated work stoppages during the 2023 fiscal year and believes that its employee relations remain good. The Company does not expect that renegotiation of any collective bargaining agreements expiring in 2024 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

The Company believes that its employees are key to achieving the Company’s business goals and growth strategy. Attracting, developing and retaining the most skilled and engaged people globally is crucial to all aspects of the Company’s activities. To this end, the Company has cultivated a senior management team with extensive industry experience and highly complementary skill sets and has consistently re‑invested in necessary resources to effectively staff and efficiently support its businesses. It has also made efforts to fill corporate and plant roles worldwide with individuals who possess material, design and manufacturing expertise and can cultivate lasting customer relationships. To aid retention, the Company aspires to offer market rate competitive salaries to all its staff and it provides professional development opportunities that both contribute to the Company’s success and maximize employees' potential. It also aims to implement a positive and inclusive work environment that prioritizes employee safety, fosters an inclusive atmosphere and creates a fulfilling career.

The Company supports the well-being of its employees and their families with a variety of physical, mental and social wellness programs, as well as rigorous on-the-job safety programs. Physical health and wellness programs differ by region, but include Company-sponsored or subsidized medical insurance over and above government provisions, annual medical, cancer and audiometry screenings, and voluntary health fairs. The Company offers employee mental health assistance programs. The Company has built a total safety culture that provides the framework for all health and safety initiatives across the Company and empowers employees to take a proactive role in their safety and that of their fellow employees. The Company’s focus is on behaviors and attitudes and achieving success in incident, injury and near-miss reductions.

The Company recognizes that a diverse and inclusive workforce is critical to its future business success. It has therefore integrated Diversity & Inclusion (D&I) as a dimension of its Twentyby30 sustainability program, aiming to embed D&I awareness in its organizational culture. The Company believes different backgrounds, experiences and perspectives generate powerful new ideas and foster sound and sustainable decision making. The Company’s approach includes deployment of D&I training initiatives, such as psychological safety and unconscious bias trainings, and improvement of its recruitment and

Crown Holdings, Inc.

onboarding processes. Recruitment programs to attract diverse talent into the organization include an accelerated manufacturing program, first focused on engineering skills, which includes assignments in various businesses and countries to encourage broader thinking and a flexible mindset. This program provides an opportunity for diverse candidates to progress more quickly to higher functions within the organization. The Company continues to focus on improving gender equality and cultural diversity in the organization, including developing and empowering minorities and women through greater career opportunity and recognition.

To give every employee the opportunity to feel heard, supported and valued and to continue building its inclusive culture, the Company implemented a new employee engagement survey globally. The Company aims to better understand what the employee experience looks like at Crown, what works well and what can be improved.

The Company places a high value on skills management and lifelong learning opportunities that benefit both the individual employee and the whole Company. The Company provides a variety of educational opportunities, including a mix of mandatory and voluntary training programs that occur in classrooms, online and on the job. The Company also recognizes the importance of multifunctional teams and as such, management training includes international exposure and cross-divisional activity to develop common approaches and values. Talent development programs vary by region, but include leadership programs designed to support operations leadership, lean manufacturing operations and employee performance management.

While updating its Human Rights policy based on the latest legal developments, the company has developed a comprehensive Human Rights training program translated into the predominant local languages used within our organization. This program is designed to improve our employees’ understanding, awareness and commitment to human rights principles within our organization.

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

RESEARCH AND DEVELOPMENT

The Company's global Research, Development & Engineering ("RD&E") Center for packaging products for consumer goods is located in Wantage, U.K. The Company utilizes its centralized corporate RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials and material-efficient container designs that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and supplier relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate customers' products in the retail environment (for example, the creation of new packaging shapes, novel decoration methods, or the addition of digital content through unique codes) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in manufacturing facilities. The corporate RD&E Center is also applying technical expertise to advance product design and manufacturing capabilities for the Company's beverage equipment operations and its Transit Packaging segment, supplementing the group's existing product developments.

The Company maintains a substantial portfolio of patents and other intellectual property ("IP") in the field of metal packaging systems and seeks strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends, 360 End™ beverage ends, Easy-Flow™ beverage ends and can shaping have been licensed in Europe, Australia, Japan, and Africa to provide customers with global access to Crown's brand building innovations. In addition to package components, the Company maintains a legacy of innovation that features numerous industry-firsts, including launching new interactive inks, decorative and shaping techniques, new package sizes and styles and new canmaking technologies. Recent examples include the Company’s Accents™ variable printing technology, which facilitates up to 24 different beverage can designs in a single run, and its Quantum™ debossing technology, which implements unique textures on food cans that replace can wall beading with proprietary debossed patterns, such as hexagonal or oval arrays, to prevent counterfeiting and reduce material usage by up to 13%. The RD&E team has also expanded efforts to advance innovations through strategic partnerships with suppliers and through the use of Open Innovation to access new technologies. These efforts

Crown Holdings, Inc.

are aimed at enhancing the Company's products for our customers by developing improved coatings with enhanced barriers, new decoration technology (such as digital printing), and improved container functionality (such as enhanced resealability).

Transit Packaging is also well known throughout its markets for its ability to drive product innovation and leadership in new technologies. Transit Packaging focuses on market driven innovation and has a long history of creating product and service solutions that solve problems and create value for its customers. Transit Packaging has grown its global patent portfolio to over 360 U.S. issued patents or pending patent applications and over 980 foreign issued patents or pending patent applications. The portfolio broadly covers about 350 customized technologies and spans diverse business platforms, as well as the different countries in which it operates.

The Company spent $33 million in 2023, $34 million in 2022, and $47 million in 2021 in its RD&E activities.

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

The Company uses various raw materials, such as aluminum, steel, tin, and materials derived from crude oil and natural gas, such as polyethylene and polypropylene resin, and also water, natural gas, electricity and other processed energy, in its manufacturing activities. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. In 2023, consumption of aluminum and steel represented 44% and 8% of the Company's consolidated cost of products sold, excluding depreciation and amortization. The Company's raw material supply contracts vary as to terms

Crown Holdings, Inc.

and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices. The availability of various raw materials and their prices depend on global and local supply and demand forces, governmental regulations (including tariffs and duties), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes, and pandemics (including possible reemergence of the COVID 19 pandemic). In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers. In addition, tariffs and potential limits on steel supply in the U.S. from certain foreign countries could further negatively impact the Company's ability to obtain sufficient quantities of steel at competitive prices. Moreover, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company's business may increase as well, including natural gas, electricity and freight-related costs.

The prices of certain raw materials used by the Company, such as aluminum, steel and energy, have historically been subject to volatility. The Company continues to manage the challenges of supply chain disruptions and fluctuating costs for raw materials and energy in 2023. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. The Company also uses commodity forward contracts to manage its exposure to these raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company's segments for the year-ended December 31, 2023 is discussed, as applicable in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

Crown Holdings, Inc.

low capacity utilization rates in its operations, which can lead to reduced margins and can have an adverse effect on the Company's business.

The Company's business results depend on its ability to understand its customers' specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

The Company's ability to develop new product offerings for a diverse group of global customers with differing preferences, while maintaining functionality and spurring innovation, is critical to its success. This requires a thorough understanding of the Company's existing and potential customers on a global basis, particularly in developing markets and areas, such as the Middle East, South America, Eastern Europe and Asia. Failure to deliver quality products that meet customer needs ahead of competitors could have a significant adverse effect on the Company's business.

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

The Company manufactures metal and glass packaging primarily for the beverage and food can market. Its sales can be affected by weather conditions. Due principally to the seasonal nature of the soft drink, brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company's products are expected to vary by quarter and by region. Unseasonably cool weather can reduce consumer demand for certain beverages packaged in the Company's containers. In addition, poor weather conditions that reduce crop yields of packaged foods can decrease customer demand for its food containers.

The Company has a significant amount of goodwill that, if impaired in the future, would result in lower reported net income and a reduction of its net worth.

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2023, the carrying value of the Company's goodwill was $3.1 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

Risks Relating to the Company's International Operations

The Company's international operations, which generated approximately 63% of its consolidated net sales in 2023, are subject to various risks that may lead to decreases in its financial results, particularly in the case of the Company's operations in emerging markets.

The Company is an international company, and the risks associated with operating in non-U.S. jurisdictions, and with operating and seeking to expand business in a number of different regions and countries generally, exposes the Company to potentially conflicting cultural practices, business practices and legal and regulatory requirements and may have a negative impact on the Company’s liquidity and net income. The Company's international operations generated approximately 63% of its consolidated net sales in the years ended 2023, 2022 and 2021. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, Eastern Europe and Asia, that may pose political and economic volatility and instability, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company’s other markets. The Company’s expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Further, if a downturn in economic conditions ultimately leads to a significant devaluation of a foreign currency such as the euro, the value of any financial assets that are denominated in that currency may be reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company’s overall business, prospects, operating results, financial condition and cash flows.

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

Crown Holdings, Inc.

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
•war (such as the ongoing military conflict between Russia and Ukraine, and the Israel - Hamas conflict, and other hostilities in the Middle-East), civil disturbance, global or regional catastrophic events, natural disasters, and acts of terrorism;
•epidemics, pandemics, and other disease outbreaks and health crises (such as the possible reemergence of the COVID-19 pandemic);
•the complexity of managing global operations; and
•compliance with applicable anti-corruption, anti-bribery laws and anti-money laundering laws and sanctions; and continuing legal, political and economic uncertainty following Brexit.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The Company's international operations generated approximately 63% of its consolidated net sales in the years ended 2023, 2022 and 2021. Volatility in exchange rates may increase the costs of the Company's products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, increase its hedging costs, and limit its ability to hedge exchange rate exposure. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and "Quantitative and Qualitative Disclosure about Market Risk" in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2023, a 0.10 movement in the average euro rate would have reduced net income by approximately $5 million.

Risks Relating to the Company's Indebtedness and Liquidity

The substantial indebtedness of the Company could prevent it from fulfilling its obligations under its debt agreements.

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured

Crown Holdings, Inc.

credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2023, the Company and its subsidiaries had approximately $7.5 billion of indebtedness, excluding unamortized discounts and debt issuance costs.

The Company’s current sources of liquidity includes a securitization facility with a program limit up to a maximum of $800 million that expires in July 2025, a securitization facility with a program limit of $230 million that expires in November 2025, and a securitization facility with a program limit of $160 million that expires in November 2025. Additional sources of the Company's liquidity include borrowings under its $1,650 million revolving credit facilities that mature in August 2027.

The Company's indebtedness includes its €600 million ($663 million at December 31, 2023) 2.625% senior notes due in September 2024; its €600 million ($663 million at December 31, 2023) 3.375% senior notes due in May 2025; its $875 million 4.75% senior notes due in February 2026; its €500 million ($552 million at December 31, 2023) 2.875% senior notes due in February 2026; its $400 million 4.25% senior notes due in September 2026; its $350 million 7.375% senior notes due in December 2026; its €500 million ($552 million at December 31, 2023) 5.00% senior notes due in May 2028; its €500 million ($552 million at December 31, 2023) 4.75% senior notes due in March 2029; its $500 million 5.25% senior notes due in August 2030; its $40 million 7.50% senior notes due in December 2096; and its $185 million of other indebtedness in various currencies due at various dates through 2027. In addition, the Company’s term loan facilities mature as follows: $15 million in 2024, $22 million in 2025, $30 million in 2026, $2,097 million in 2027.

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

As of December 31, 2023, approximately $2.2 billion of the Company's $7.5 billion of total indebtedness and other outstanding obligations and $1.1 billion of securitization and factoring programs were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $436 million, $284 million and $253 million for 2023, 2022 and 2021, respectively. Based on the amount of variable rate debt outstanding and securitization and factoring at December 31, 2023, a 0.25% increase in variable interest rates would increase its annual interest expense by approximately $8 million before tax. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 0.25% increase in these floating interest rates could be

Crown Holdings, Inc.

more than $8 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2023. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.S. and Canada. In 2023, 2022 and 2021, the Company contributed $19 million, $24 million, and $236 million to its pension plans. The 2021 contributions included a $216 million contribution to its U.K. pension plan in advance of full settlement of the plan's obligations. Pension expense was $64 million and is expected to be $56 million in 2024, using foreign currency exchange rates in effect at December 31, 2023. A 0.50% change in the 2024 expected rate of return assumptions would change 2024 pension expense by approximately $6 million. A 0.50% change in the discount rates assumptions as of December 31, 2023 would change 2024 pension expense by approximately $3 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $43 million in 2024, $55 million in 2025, $46 million in 2026, $36 million in 2027 and $55 million in 2028. Future changes in the factors used to determine pension contributions, including investment performance of plan assets, could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.

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

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under

Crown Holdings, Inc.

certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the Company's outstanding notes. In addition, as of December 31, 2023 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $107 million, based on assumptions set forth under Note R to the Company's audited consolidated financial statements in this Annual Report.

The Company also manages our various pension plan liabilities through the opportunistic purchase of annuity insurance contracts for portions of outstanding defined pension obligations using plan assets. Future annuity purchase contracts could be significant and result in the Company making additional pension contributions and recording pension settlement charges.

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

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. On December 29, 2023, the FCA issued a decision imposing a fine of €4 million on the Company. The Company intends to appeal the decision of the FCA and there can be no assurance regarding the outcome of such appeal.

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

Crown Holdings, Inc.

As of December 31, 2023, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $204 million, including $158 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note O to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2023, Crown Cork received approximately 1,500 new claims, settled or dismissed approximately 500 claims, and had approximately 58,500 claims outstanding at the end of the period. Of the Company's outstanding claims, approximately 18,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 40,500 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,500 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 20,000 were filed in other states. The outstanding claims at December 31, 2023 also exclude approximately 19,000 inactive claims, as well as claims in Texas filed after June 11, 2003. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's business arising from these defenses will not increase materially.

Crown Cork made cash payments of $17 million, $21 million and $19 million in 2023, 2022 and 2021 to settle asbestos claims and pay related legal and defense costs. These payments and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments including defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork's reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork's ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company's cash flow and impair its ability to satisfy its obligations. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies and Estimates” and under Note O to the Company's audited consolidated financial statements included in this Annual Report.

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

Crown Holdings, Inc.

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

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to environmental conservation and sustainability, energy efficiency deforestation, greenhouse gas emissions, climate change and product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. The SEC has also proposed rules which could significantly expand climate-related disclosure obligations. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company's products, and/or increase its costs.

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

Crown Holdings, Inc.

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

Many of the Company's largest customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of the Company's business with its largest customers. In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of product purchased or the elimination of a price differential between the acquiring customer and the company acquired. Increased pricing pressures from the Company's customers may reduce the Company's net sales and net income. In addition, customer concentration could expose the Company to increased credit risk if large customers were unable to fulfill their payment obligations to the Company.

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

Crown Holdings, Inc.

The Company relies on its information technology, and potential cyber-attack, data breach or other failure or disruption of its information technology could disrupt its operations and adversely affect its results of operations.

The Company's business increasingly relies on the successful and uninterrupted functioning of its information technology systems to process, transmit, and store electronic information. A significant portion of the communication between the Company's personnel around the world, customers, and suppliers depends on information technology. As with all large systems, the Company's information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. In addition, cybersecurity related risks including security breaches and cyber-attacks such as computer viruses, denial-of-service attacks, malicious code (including ransomware), social-engineering attacks (including phishing attacks) or other information security breaches could result in unauthorized disclosure or misappropriation of the Company’s confidential information. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company's business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual or physical property through security breach, and reputational harm, as well as potential litigation, civil liability and fines under various laws and regulatory regimes of jurisdictions in which the Company does business. While the Company has security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, the Company's information technology systems could nevertheless be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes (including for purposes of ransom demands or other forms of blackmail), particularly if the Company's information security training and compliance programs prove to be inadequate. In addition, if the Company's information technology systems suffer severe damage, disruption or shutdown and the Company's business continuity plans do not effectively resolve the issues in a timely manner, the Company may lose customers and suppliers and revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from its customers, and could experience delays in reporting its financial results, including with respect to the Company's operations in emerging markets. Furthermore, if the Company is unable to prevent security breaches, it may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its customers or suppliers, and it may suffer indirect economic loss if its existing insurance policies and coverage related to information security risks prove to be insufficient. Failure or disruption of the Company's information technology systems, or the back-up systems, for any reason could disrupt the Company's operations and negatively impact the Company's cash flows or financial condition.

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

The ongoing global outbreak of COVID-19 has caused and may continue to cause business slowdowns and shutdowns and turmoil in the financial markets both in the U.S. and abroad. The Company’s results of operations, cash flows and financial position or the Company’s ability to execute its short- and long-term business strategies and initiatives could be impacted by a reemergence of COVID-19 or another pandemic event. The magnitude of the ultimate impact the reemergence of COVID-19 or another pandemic event would have on the Company will depend on numerous factors and cascading effects of the pandemic that the Company is not able to predict, including the extent and duration of an outbreak’s direct and indirect effect on consumer confidence and spending, customer demand, buying patterns, and work practices and on the Company’s supply chain. The impact of the reemergence of COVID-19 may also exacerbate other risk factors discussed in Item 1A of this Annual Report, any of which could have a material effect on the Company.

If the Company fails to maintain an effective system of internal control, the Company may not be able to accurately report financial results or prevent fraud.

Crown Holdings, Inc.

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

ITEM 1C.	CYBERSECURITY

Risk Management & Strategy

Cybersecurity is integrated into the Company’s overall risk management program. The Company has established a cyber risk management program that identifies and manages risks to our information assets that could be affected by a cyberattack. The Company leverages both internal and external threat detection and response capabilities, combined with a people-centric approach to employee awareness and engagement. The Company considers risks related to people, processes, and technology including those associated with our third-party service providers and allocates resources to maintain and enhance our cybersecurity measures.
The Company engages external third-party security assessment vendors, both on a recurring basis and as needed, to perform realistic adversarial threat attacks (penetration testing) on our internal and external environments leveraging the International Organization for Standardization (ISO) cybersecurity frameworks. These third-party experts provide impartial, objective, and strategic evaluations of our cybersecurity posture, identifying critical vulnerabilities and recommending improvements.
Although, through the date of this filing, we are not aware of any cybersecurity incidents that have materially impacted the Company, we cannot eliminate all risks from cybersecurity threats. We describe whether and how risks related to cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Company senior leadership has top-level responsibility for management of information security risk. The Company has established a dedicated, globally focused cybersecurity team led by its Chief Information Security Officer (CISO), who brings over 20 years of experience in the field of cybersecurity and IT operations. The CISO is responsible for overseeing the entire global cybersecurity program, which encompasses cyber risk management, operations, strategic planning, and compliance with cybersecurity policies and regulations. Crown's cybersecurity team maintains collaboration with other cross functional teams to assess and manage cybersecurity risks. This approach enables the Company to align cybersecurity efforts with broader business objectives and respond to emerging threats. Additionally, Crown’s Board of Directors, along with the Crown Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel oversee the identification, assessment, and management of cybersecurity risks.
In case of a cyber incident with significant or material impact, the CISO would escalate to senior leadership and depending upon the severity and scope of any cyber incident, the Company will invoke its Corporate Crisis management plan.
On a regular reporting schedule, the CISO provides updates on cybersecurity risk and mitigation efforts to senior leadership, board, and members of the Audit Committee. The Audit Committee, which is tasked with oversight of certain risk issues, including information security risk, receives two to four reports annually from the Company’s senior leadership, including the CISO, that includes an information security dashboard and discussion of emerging risks and trends. The Audit Committee then briefs the Board on these matters.

Crown Holdings, Inc.

ITEM 2.	PROPERTIES
As of December 31, 2023, the Company operated 195 facilities in 39 countries. The principal manufacturing facilities at December 31, 2023 are listed below and are grouped by segment. The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction may vary from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company also leases outside warehouses. The Company leased 65 of its manufacturing facilities at December 31, 2023.

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

Crown Holdings, Inc.

Americas Beverage	European Beverage	Asia Pacific	Transit Packaging		Other
Kankakee, IL	Custines, France	Phnom Penh, Cambodia (2)	Rainbow City, AL	Toluca, Mexico	Norwalk, CT (T)
Bowling Green, KY	Saarlouis, Germany	Sihanoukville, Cambodia	Benton, AR	Virton, Belgium	Dubuque, IA (F)
Mankato, MN	Korinthos, Greece	Hangzhou, China	Fordyce, AR	Kardjali, Bulgaria	Alsip, IL (A)
Batesville, MS	Parma, Italy	Henan, China (S)	Sheridan, AR	Noerresundby, Denmark	Decatur, IL (A)
Mesquite, NV	Amman, Jordan	Heshan, China	Phoenix, AZ	Soenderborg, Denmark (2)	Belcamp, MD (S)
Nichols, NY	Dammam, Saudi Arabia	Huizhou, China (S)	Bay Point, CA	Liljendal, Finland	Faribault, MN (A)
Dayton, OH	Jeddah, Saudi Arabia	Qingdao Chengyan, China (S)	Stockton, CA	Masku, Finland	Owatonna, MN (F)
Cheraw, SC	Kosice, Slovakia	Shanghai, China (S)	Carrollton, GA	Castelsarrasin, France	Massillon, OH (F)
Conroe, TX	Agoncillo, Spain	Tianjin, China (S)	Douglasville, GA	Fontaine les Luxeuil,	Mill Park, OH (F)
Fort Bend, TX	Sevilla, Spain	Ziyang, China	LaGrange, GA	France	Connellsville, PA (F)
Martinsville, VA	Valencia, Spain	Karawang, Indonesia	Macon, GA	Manneville sur Risle,	Hanover, PA (F)
Winchester, VA	El Agba, Tunisia	Bangi, Malaysia	Bridgeview, IL	France	Trevose, PA (T)
Olympia, WA	Izmit, Turkey	Yangon, Myanmar	Dixmoor, IL	Dinslaken, Germany	Spartanburg, SC (A)
La Crosse, WI	Osmaniye, Turkey	Singapore	Kankakee, IL (2)	Goldkronach, Germany	Suffolk, VA (F)
Worland, WY	Dubai, UAE	Singapore (S)	Roselle, IL	Hilden, Germany	Chippewa Falls, WI (T)
Cabreuva, Brazil	Botcherby, U.K.	Bangpoo, Thailand (F)	Elkhart, IN	Neunkirchen, Germany	Oshkosh, WI (F)
Teresina, Brazil	Peterborough, U.K.	Hat Yai, Thailand (F)	Gary, IN	Nurnberg, Germany	Kingston, Jamaica (F)
Estancia, Brazil		Nakhon Pathom, Thailand (F)	Florence, KY	Weischlitz, Germany	La Villa, Mexico (F)
Manaus, Brazil		Nong Khae, Thailand (2)	Monroe, LA	Gorey, Ireland	Barbados, West Indies (F)
Ponta Grossa, Brazil		Samrong, Thailand (F)	Brighton, MI	Waterford, Ireland	Shipley, U.K. (T)
Rio Verde, Brazil		Songkhla, Thailand (F)	Eden, NC	Nairobi, Kenya	Wortley, U.K.
Uberaba, Brazil		Danang, Vietnam	Salisbury, NC	Heerlen, Netherlands
Calgary, Canada		Dong Nai, Vietnam (2)	Newark, NJ	Nuenen, Netherlands
Ontario, Canada		Hanoi, Vietnam	Cleveland, OH	Zwijndrecht, Netherlands
Santafe de Bogota,		Vung Tau, Vietnam	Loveland, OH	Kosice, Slovakia
Colombia			West Chester, OH	Burseryd, Sweden
Acayucan, Mexico			Elizabethtown, PA	Hjo, Sweden
Chihuahua, Mexico			Hazleton, PA	Sandared, Sweden
Ensenada, Mexico			Imperial, PA	Ystad, Sweden
Guadalajara, Mexico			South Canaan, PA	Dietikon, Switzerland (2)
Monterrey, Mexico (2)			East Providence, RI	Merenschwand, Switzerland
Orizaba, Mexico			Darlington, SC	Izmir, Turkey
Toluca, Mexico			Greer, SC	Kocaeli, Turkey
			Latta, SC	Dudley, U.K.
			Orange, TX	Wisbech, U.K. (2)
			San Antonio, TX	Derrimut, Australia
			Danville, VA	Kurri Kurri, Australia
			Forest, VA	Qingdao, China
			Martinsville, VA	Bangalore, India (4)
			Rustburg, VA	Dahej, India
			Woodland, WA	Rudrapur, India
			Cabreuva, Brazil	Rudraram, India
			Halton Hills,	Silvassa, India
			Canada (2)	Pohang, South Korea
			Amatlan de los Reyes,	Sriracha, Thailand
Mexico
Cienega de Flores,
Mexico
All properties above, with the exception of Transit Packaging, are beverage facilities unless otherwise indicated by the following:
A: Aerosol
F: Food and closure
P: Promotional packaging
S: Specialty packaging
T: Tooling and equipment

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2023, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $204 million.

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

The Registrant’s common stock is listed on the New York Stock Exchange under ticker symbol CCK. On February 26, 2024 there were 3,417 registered shareholders of the Registrant’s common stock, including 858 shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note T to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the three months ending December 31, 2023.

In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3.0 billion of Company common stock through the end of 2024. As of December 31, 2023, the Company could still purchase $2.3 billion of the Company common stock through this program. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

ITEM 6.        [RESERVED]

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2018	2019	2020	2021	2022	2023
Crown Holdings	$100	$175	$241	$268	$201	$228
S&P 500 Index	100	131	156	200	164	207
Dow Jones U.S. Containers & Packaging Index	100	129	156	173	142	153

(a)The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2018 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2023, was composed of Crown Holdings, Amcor, AptarGroup, Avery Dennison, Ball, Berry Global, Graphic Packaging, International Paper, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

Crown Holdings, Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2023. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to maximize long-term shareholder value by pursuing profitable organic and inorganic growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil, Europe, and Southeast Asia. Growth has been driven by new product introductions in North America, customer and consumer focus on the sustainability benefits of aluminum, and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of approximately $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2021. In 2023, the impact of higher inflation and interest rates slowed growth in many markets. Based on current market conditions, the Company expects to have the ability to meet expected demand growth with its current installed capital base and expects capital spending to be no more than $500 in 2024.

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a targeted net leverage ratio in the range of 3.0x to 3.5x adjusted EBITDA (a non-GAAP measure). At the targeted net leverage level, the Company believes it has the flexibility and resources to fund growth and return excess cash flow to shareholders through dividends and share repurchases. In December 2021, the Board of Directors authorized the repurchase of $3,000 in Company common stock through the end of 2024.

The Company continues to actively elevate its commitment to sustainability, which is a core value of the Company. In 2020, the Company introduced Twentyby30, a robust program that outlines twenty measurable, science based, environmental, social and governance goals to be completed by 2030. In September 2021, the Company joined The Climate Pledge, a commitment to be net-zero carbon across business operations by 2040.

To date the wars between Russia and Ukraine and Israel and Hamas have not had a direct material impact on the Company's business, financial condition, or results of operations.

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange, interest rate fluctuations, and inflationary pressures, including increasing costs for raw materials, energy and transportation. The Company generally attempts to mitigate aluminum and steel price risk by matching its purchase obligations with its sales agreements. Additionally, the Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indices. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments is discussed, as applicable, under the heading "Results of Operations" below.

On August 31, 2021, the Company completed the sale of its European Tinplate business to KPS Capital Partners, LP. The European Tinplate business comprised the Company's European Food reportable segment and its European Aerosol and Promotional Packaging business which were previously reported in Other. The Company received pre-tax proceeds of approximately €1.9 billion ($2.3 billion) from the transaction and retained a 20% ownership stake in the business.

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, restructuring and other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro in the Company's European Beverage segment and the Chinese yuan

Crown Holdings, Inc.

and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the euro, the Swedish krona, the Indian rupee and the Mexican peso.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

NET SALES AND SEGMENT INCOME

	2023	2022	2021
Net sales	$12,010	$12,943	$11,394

Year ended December 31, 2023 compared to 2022

Net sales decreased primarily due to $720 from the pass-through of lower aluminum, steel and other commodity costs and lower overall volumes in European Beverage, Asia Pacific, Transit Packaging and Other segments, partially offset by higher beverage can volumes in the Americas Beverage segment and favorable foreign currency translation of $77.

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum, steel and other commodity costs and 3% higher global beverage can sales unit volumes, partially offset by lower volumes in the Transit Packaging segment and unfavorable foreign currency translation of $372.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico.

The U.S. and Canadian beverage can markets have experienced growth in recent years due to the introduction of new beverage products in cans versus other packaging formats. In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

To meet volume requirements in these markets, the Company added additional line capacity in Olympia, Washington (2021), Rio Verde, Brazil (2021) and Monterrey, Mexico (2022) and new greenfield facilities in Bowling Green, Kentucky (2021), Uberaba, Brazil (2022), Martinsville, Virginia (2022) and Mesquite, Nevada (2023).

Net sales and segment income in the Americas Beverage segment were as follows:

	2023	2022	2021
Net sales	$5,147	$5,126	$4,441
Segment income	876	742	756

Year ended December 31, 2023 compared to 2022

Net sales increased primarily due to contractual pass-through mechanisms put in place to recover inflation, 4% higher volumes and favorable foreign currency translation of $56, partially offset by the pass-through of $375 lower aluminum costs.

Segment income increased primarily due to contractual pass-through mechanisms put in place to recover prior costs net of current year expenses and higher volumes and customer mix, partially offset by $19 higher depreciation associated with recent capacity expansions.

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs.

Segment income decreased primarily due to start-up costs and $16 of increased depreciation associated with recent capacity expansions, partially offset by contractual pass-through mechanisms put in place to recover inflation.

Crown Holdings, Inc.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to a market shift to cans versus other packaging formats. To meet volume requirements the Company added additional line capacity in Agoncillo, Spain, a new greenfield facility in Peterborough, U.K. and acquired Helvetia Packaging AG, a beverage can and end manufacturing facility in Saarlouis, Germany.

During the fourth quarter of 2023, the Company recast its segment reporting to reclassify European corporate costs that were previously included in Corporate and other unallocated items into the European Beverage segment. Prior periods have been recast to conform to the new presentation.

Net sales and segment income in the European Beverage segment were as follows:

	2023	2022	2021
Net sales	$1,939	$2,114	$1,843
Segment income	199	123	224

Year ended December 31, 2023 compared to 2022

Net sales decreased primarily due to 9% lower volumes and the pass-through of lower aluminum costs of $120, partially offset by the contractual recovery of prior years' inflationary cost increases and favorable foreign currency of $24.

Segment income increased primarily due to contractual pass-through mechanisms put in place to recover prior costs net of current year expenses, partially offset by lower volumes and customer mix and $7 of higher depreciation associated with recent capacity expansions.

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs and 3% higher volumes, partially offset by unfavorable foreign currency translation of $177.

Segment income decreased primarily due to energy costs in excess of contractual pass-through provisions, a mismatch in contractual aluminum pass-through provisions whereby higher cost inventory was sold at lower prices and $7 from the impact of unfavorable foreign currency translation, partially offset by higher volumes. The aluminum pass-through provisions were impacted by higher than normal inventory levels due to supply chain concerns and lower than expected volumes, and price volatility in the aluminum market.

Additionally, for the year-ended December 31, 2021, segment income included certain corporate costs, including research and development, that were not directly attributable to the Company's European Tinplate business which was sold in August 2021 and as such, could not be allocated to discontinued operations. Subsequent to the sale, the segments corporate cost structure reflects its ongoing operations. In 2022, corporate costs decreased by $13 as compared to 2021.

Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

To meet volume requirements in Southeast Asia, the Company added additional line capacity in Hanoi, Vietnam (2021) and Phnom Penh, Cambodia (2022) and a new greenfield facility in Vung Tau, Vietnam (2021).

In 2023, volume softness was noted across each country in the Asia Pacific segment as the region continues to struggle with the effects of higher inflation and interest rates. In the fourth quarter of 2023, the Company announced the closure of its beverage can facilities in Ho Chi Minh City, Vietnam and Singapore with capacity relocated to the Company's Vung Tau, Vietnam facility.

Crown Holdings, Inc.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023 and had net sales of $9 for the year-ended December 31, 2023. Property, plant and equipment in Myanmar as of December 31, 2023 was $51, including $25 of land and buildings and $26 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	2023	2022	2021
Net sales	$1,297	$1,615	$1,322
Segment income	154	172	182

Year ended December 31, 2023 compared to 2022

Net sales decreased primarily due to 14% lower volumes, the pass-through of lower aluminum costs and $8 from the impact of unfavorable foreign currency translation.

Segment income decreased primarily due to lower volumes. Additionally, 2022 segment income was unfavorably impacted by the mismatch in contractual aluminum pass-through provisions whereby higher cost inventory was sold at lower prices.

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher aluminum costs and 10% higher volumes, partially offset by unfavorable foreign currency translation of $42.

Segment income decreased primarily due to a mismatch in contractual aluminum pass-through provisions whereby higher cost inventory was sold at lower prices, partially offset by the impact of higher volumes. The aluminum pass-through provisions are impacted by higher than normal inventory levels due to supply chain concerns and lower than expected volumes, and price volatility in the aluminum market.

Transit Packaging
The Company's Transit Packaging segment includes the Company’s worldwide automation and equipment technologies, protective packaging solutions and steel and plastic consumables. Automation and equipment technologies include manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply and remove consumables such as strap and film. Protective solutions include standard and purpose designed products, such as airbags, edge protectors, and honeycomb products, among others that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Steel and plastic consumables include steel strap, plastic strap, industrial film and other related products that are used across a wide range of industries.

Net sales and segment income in the Transit Packaging segment were as follows:

	2023	2022	2021
Net sales	$2,256	2,545	$2,530
Segment income	331	281	318

Year ended December 31, 2023 compared to 2022

Net sales decreased primarily due to $219 from lower volumes, mainly protective solutions and steel and plastic consumables, and the pass-through of lower raw material prices.

Segment income increased primarily due to approximately $50 of cost savings from headcount reductions across the business.

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher raw material prices, partially offset by $139 from the impact of unfavorable foreign currency translation and lower volumes.

Crown Holdings, Inc.

Segment income decreased primarily due to lower volumes, $20 from the impact of unfavorable foreign currency translation and $8 from the divestiture of the segment's Kiwiplan business, partially offset by inflationary price increases in the protective solutions business and costs savings from headcount reductions across the business.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.. In 2021, the Company commenced operations at a new food can plant in Dubuque, Iowa and on a new food can line in its Hanover, Pennsylvania plant. The Company added a third two-piece food can line to its Owatonna, Minnesota plant in 2022 and is expected to add a pet food can line to its Dubuque, Iowa plant in 2024.

In 2023, the Company right-sized the beverage can equipment operations in the U.K. to reflect the expected significant reduction in orders from global beverage can manufactures. Additionally, in the fourth quarter of 2023, the Company announced the closure of its Decatur, IL aerosol can plant in response to lower aerosol can demand.

Net sales and segment income in Other were as follows:

	2023	2022	2021
Net sales	$1,371	$1,543	$1,258
Segment income	117	240	144

Year ended December 31, 2023 compared to 2022

Net sales decreased primarily due to lower food and aerosol volumes of 7% and 23%, respectively.

Segment income decreased primarily due to a steel repricing gain of $48 in 2022 as compared to a repricing loss of $12 in 2023, volume declines and customer mix and costs and expenses in excess of contractual pass-through mechanisms.

Year ended December 31, 2022 compared to 2021

Net sales increased primarily due to the pass-through of higher tinplate costs in the Company's North America food can, aerosol can and closures businesses, partially offset by lower sales unit volumes and $17 from the impact of unfavorable foreign currency translation.

Segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to higher self-made two-piece food can sales unit volumes, inflationary price increases and the benefit of lower cost inventory from prior year-end partially offset by $7 from the impact of unfavorable foreign currency translation. Additionally, in 2022 segment income included a benefit of $35 arising from steel repricing as compared to 2021.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	2023	2022	2021
Corporate and unallocated	$(131)	$(115)	$(124)

Corporate and unallocated costs increased from 2022 primarily due to higher property insurance costs and incentive compensation costs in 2023.

Corporate and unallocated costs decreased from 2021 to 2022 primarily due to lower incentive compensation costs.

DEPRECIATION AND AMORTIZATION

The Company periodically reviews the useful lives of property, plant and equipment. Based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized, the Company recently engaged a third-party appraiser to assist in this review and, as a result, will increase the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years. The change in accounting estimate will be effective beginning fiscal year 2024 and will be applied on a prospective basis. The Company estimates this change will reduce depreciation expense by

Crown Holdings, Inc.

approximately $48 for 2024. The Company now expects depreciation expense of approximately $320 in 2024 compared to $336 in 2023.

RESTRUCTURING AND OTHER, NET

In 2023, the $114 charge from restructuring and other, net, included asset impairments, termination benefits and other exit costs primarily related to plant closures in the Americas Beverage, Asia Pacific and Other segments. See Note L for additional information. The Company expects headcount reductions of approximately 650 employees and annual savings of approximately $35 related to these actions.

In 2022, the benefit from restructuring and other, net, included a $113 gain from the sale of the Transit Packaging segment's Kiwiplan business and $29 of charges related to an overhead cost reduction program initiated by the Transit Packaging segment in the second quarter of 2022 that reduced headcount by approximately 600 employees. This action is expected to result in annual savings of approximately $60.

There can be no assurance that pre-tax savings amounts above will be realized. The Company continues to identify cost reduction initiatives in its businesses and it is possible that the Company may record additional restructuring charges in the future.

OTHER PENSION AND POSTRETIREMENT

Other pension and postretirement was an expense of $49 in 2023 as compared to a benefit of $16 in 2022 due to higher post-retirement expense as unamortized gains from prior year plan amendments are now fully amortized and higher pension expense due to higher interest rates and lower expected return on plan assets.

Additionally, 2023 included $6 for a one-time pension termination charge related to business reorganization activities in Europe.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense increased from $253 in 2021 to $284 in 2022 and $436 in 2023 and interest income increased from $9 in 2021 to $15 in 2022 and $53 in 2023 primarily due to higher interest rates.

TAXES ON INCOME

The Company's effective income tax rates were as follows:

	2023	2022	2021
Income / (loss) before income taxes	$795	$1,056	$(419)
Provision for / (benefit from) for income taxes	222	243	(57)
Effective income tax rate	27.9%	23.0%	13.6%

The increase in the effective tax rate in 2023 was primarily due to the geographic distribution of the Company's world-wide earnings in higher-tax jurisdictions. In 2022, the effective tax rate included an income tax charge of $11 for the sale of the Company's Transit Packaging segment's Kiwiplan business. The lower effective tax rate in 2021 included a tax benefit of $18 related to a deferred tax valuation allowance release resulting from improved profitability in a Transit Packaging corporate entity. Additionally, the Company also recorded income tax benefits of $8, primarily related to tax law changes in India, Turkey and the U.K.

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

See Note S to the consolidated financial statements for further details of taxes on income.

Crown Holdings, Inc.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in earnings of affiliates was $14 in 2023. Equity in net earnings of affiliates increased from $3 in 2021 to $42 in 2022 due to the 20% ownership interest received after the sale of the Company's European Tinplate business in August 2021.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interest increased from $128 in 2022 to $137 in 2023 primarily due to higher earnings in the Company's beverage can operations in Brazil and the Middle East.

Net income attributable to noncontrolling interest decreased from $148 in 2021 to $128 in 2022 primarily due to lower earnings in the Company's beverage can operations in Brazil and the Middle East.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $803 in 2022 to $1,453 in 2023 primarily due to changes in working capital.

Receivables decreased from $1,843 at December 31, 2022 to $1,719 at December 31, 2023 primarily due to lower raw material costs and volumes, partially offset by decreased securitization and factoring. Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 33 at December 31, 2022 compared to 34 at December 31, 2023.

Inventories decreased from $2,014 at December 31, 2022 to $1,613 at December 31, 2023 primarily due to higher levels of inventory at December 31, 2022 in certain segments and lower cost of raw materials in 2023. Inventory turnover increased from 63 days at December 31, 2022 to 67 days at December 31, 2023.

Accounts payable decreased from $2,773 at December 31, 2022 to $2,459 at December 31, 2023 primarily due to lower purchases in 2023 as a result of inventory builds at December 31, 2022. Days outstanding for trade payables decreased from 90 days at December 31, 2022 to 89 days at December 31, 2023.

INVESTING ACTIVITIES

Cash used for investing activities increased from $642 in 2022 to $804 in 2023 primarily due to proceeds of $180 received in 2022 from the sale of the Transit Packing segments's Kiwiplan business and the purchase of Helvetia Packaging AG for $126 in 2023, offset by a distribution of $68 from the Company's equity method investment in a European tinplate business.

The Company currently expects capital expenditures in 2024 to be approximately $500.

At December 31, 2023, the Company had approximately $85 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Financing activities used cash of $25 in 2022 and provided cash of $116 in 2023.

In May 2023, the Company issued €500 principal amount of 5.0% senior unsecured notes due 2028. Additionally, in December 2023, the Company issued €500 principal amount of 4.75% senior unsecured notes due 2029 and used a portion of the proceeds to pay down the U.S. dollar term loan facility.

In March 2022, the Company issued $500 principal amount of 5.250% senior unsecured notes due 2030. In August 2022, the Company amended the credit agreement governing its senior secured credit facilities and used proceeds to redeem senior notes due in 2023.

Additionally, during 2022, the Company repurchased $722 of common stock.

Crown Holdings, Inc.

LIQUIDITY

As of December 31, 2023, $758 of the Company's $1,310 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $639 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and, as of December 31, 2023, the Company had available capacity of $1,585. The Company could have borrowed this amount at December 31, 2023 and still have been in compliance with its leverage ratio covenant.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.16 to 1.0 at December 31, 2023 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company's current sources of liquidity also include various securitization facilities. In 2023, the Company amended a securitization agreement to extend the term through July 2025 and increase the program limit from $700 to $800 and another securitization to increase the program limit from $200 to $230 and extend the term through November 2025. The Company also has a securitization facility with a program limit of $160 that expires in November 2025. The Company accounts for transfers under these facilities as sales as further discussed in Note D to the consolidated statements.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

The Company also manages its various pension plan liabilities through the opportunistic purchase of annuity insurance contracts for portions of outstanding defined pension obligations using plan assets. See Note R for further information on the annuity purchase contract the Company entered into in 2021 to transfer the U.K. defined benefit pension obligation to an insurer.

Future annuity purchase contracts could be significant and result in the Company making additional pension contributions and recording pension settlement charges. As of December 31, 2023, the Company had $686 of net losses related to pension benefit obligations recorded in accumulated other comprehensive income.

Cash payments required for purchase obligations and projected pension contributions in effect at December 31, 2023, are summarized in the following table.

Crown Holdings, Inc.

	Payments Due by Period
	2024	2025	2026	2027	2028	2029 & after	Total
Purchase obligations (1)	$3,182	$1,995	$1,661	$1,652	$1,171	$72	$9,733
Projected pension contributions (2)	43	55	46	36	55	—	235
Total	$3,225	$2,050	$1,707	$1,688	$1,226	$72	$9,968
All amounts due in foreign currencies are translated at exchange rates as of December 31, 2023.
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

Our long term debt obligations, including fixed and variable rate debt, are further discussed in Note M. The Company currently expects interest payments on debt and securitization and factoring in 2024 to be approximately $367. This estimate is based on projected interest rates as of December 31, 2023, long-term debt balances, average borrowings under the revolving credit facility and securitization and factoring estimates.

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

Crown Cork Obligor Group

December 31, 2023
Net sales	$—
Gross Profit	—
Income from operations	2
Net income from continuing operations[1]	(70)
Net income attributable to Crown Holdings[1]	(70)
(1) Includes $52 of expense related to intercompany interest with non-guarantor subsidiaries.

December 31, 2023
Current assets	$22
Non-current assets	29
Current liabilities	48
Non-current liabilities[1]	6,265
(1) Includes payables of $5,514 due to non-guarantor subsidiaries

Crown Americas Obligor Group

December 31, 2023
Net sales[1]	$4,968
Gross profit[2]	779
Income from operations[2]	282
Net income from continuing operations[3]	(39)
Net income attributable to Crown Holdings[3]	(39)
(1) Includes $477 of sales to non-guarantor subsidiaries
(2) Includes $48 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $26 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

December 31, 2023
Current assets[1]	$1,423
Non-current assets[2]	3,850
Current liabilities[3]	1,166
Non-current liabilities[4]	6,553
(1) Includes receivables of $30 due from non-guarantor subsidiaries
(2) Includes receivables of $189 due from non-guarantor subsidiaries
(3) Includes payables of $35 due to non-guarantor subsidiaries
(4) Includes payables of $2,134 due to non-guarantor subsidiaries

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

Crown Holdings, Inc.

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

The table below provides information in U.S. dollars as of December 31, 2023 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1. The contract with no amount in the average contractual exchange rate has an exchange rate less than $.01.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Brazilian real	$101	$(1)	0.20
Euro/Swiss franc	72	(1)	1.08
Euro/U.S. dollars	57	—	0.90
Singapore dollars/U.S. dollars	53	1	1.34
Euro/Danish krone	40	—	0.13
Euro/Swedish krona	39	—	0.09
Sterling/Euro	37	—	0.87
Euro/Sterling	36	—	1.15
U.S. dollars/Thai baht	36	(1)	0.03
Canadian dollars/U.S. dollars	30	—	1.32
U.S. dollars/Turkish lira	20	—	0.03
U.S. dollars/Euro	11	—	1.08
U.S. dollars/Indonesian rupiah	9	—	—
U.S. dollars/Sterling	7	—	1.23
Euro/Australian dollars	7	—	0.61
	$555	$(2)

Crown Holdings, Inc.

At December 31, 2023, the Company had additional contracts with an aggregate notional value of $24 to purchase or sell other currencies, primarily Asian currencies, including the Chinese yuan, Indonesian rupiah, Malaysian ringgit, Singapore dollar and Thai baht; European currencies, including the Polish zloty and the New Zealand dollar. The aggregate fair value of these contracts was a loss of $1.

At December 31, 2023, the Company had cross-currency swaps with an aggregate notional values of $875. The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary and mature in 2026. The fair value of these contracts at December 31, 2023 was a net gain of $47.

Total future payments of long-term debt obligations at December 31, 2023 include $3,885 of U.S. dollar-denominated debt, $3,571 of euro-denominated debt and $40 of debt denominated in other currencies.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. As of December 31, 2023, the Company had $2.2 billion principal floating interest rate debt and $1.1 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax. The actual effect of a 0.25% increase in these floating interest rates could be more than $8 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2023.

The Company uses various raw materials, such as aluminum and steel in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2023, consumption of aluminum and steel represented 44% and 8% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The company also uses commodity forward contracts to manage its exposure to these raw material costs. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2023, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $160 and a net gain of less than $1. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

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

Crown Holdings, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

In recent years, a higher percentage of Crown Cork’s settlements have related to claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future relate to serious diseases and are therefore valued at higher dollar amounts. As of December 31, 2023, more than 90% of the projected future claims in the Company’s accrual calculation relate to claims alleging serious diseases such as mesothelioma.

The five year average settlement cost per claim was $13,000 in 2021, $14,300 in 2022 and $15,800 in 2023. If Crown Cork continues to settle a high percentage of claims alleging serious disease at higher dollar amounts, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2023 by $20. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2023 by $43. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2023 by $39.

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
The Company completed its annual review for 2023 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur.
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

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023. The Company performed a recoverability analysis for the long-lived asset group, which indicated that the carrying value of the asset group was recoverable as of December 31, 2023. Property, plant and equipment as of December 31, 2023 was $51, including $25 of land and buildings and $26 of machinery and equipment.

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

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $64 in 2023 and currently projects its 2024 pension expense to be $56, using foreign currency exchange rates in effect at December 31, 2023. The Company uses the spot yield curve approach to estimate the service and interest cost components of pension and postretirement benefits expense by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term

Crown Holdings, Inc.

historical ranges, projected future outlook of each asset class, inflation assumptions and the expected net value from active management of the assets based on actual results.

The U.S. plan’s assumed rate of return was 7.15% in 2023. A 0.50% change in the expected rates of return would change 2024 pension expense by approximately $6.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarial determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves to the extent that the underlying markets were not deemed sufficiently developed. A 0.50% change in the discount rates from those used at December 31, 2023 would change 2024 pension expense by approximately $3 and postretirement expense by less than $1. A 0.50% change in the discount rates from those used at December 31, 2023 would have changed the pension benefit obligation by approximately $66 and the postretirement benefit obligation by approximately $4 as of December 31, 2023. See Note R to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2023, the Company had a pre-tax unrecognized net loss in accumulated other comprehensive income of $686 related to its pension plans and a pre-tax unrecognized net gain in accumulated other comprehensive income of $3 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2023 included charges of $46 for the amortization of accumulated net losses, and the Company estimates charges of $48 in 2024. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 6 - 16 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2024 by $4. A decrease of 10% in the number of years would increase the estimated 2024 charge by $5.

RECENT ACCOUNTING GUIDANCE

In November 2023, the Financial Accounting Standards Board issued new guidance that requires incremental disclosures related to reportable segments. That standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of profit or loss. The title and position of the CODM and how the reported measure of segment profit or loss is used by the CODM to assess segment performance and allocate resources is also required to be disclosed. The standard also permits disclosure of additional measures of segment profit. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this standard on its disclosures.

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires disclosure of specific categories within the effective tax rate reconciliation and details about significant reconciling items, subject to a quantitative threshold. The standard also requires information on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

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

Crown Holdings, Inc.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the impact of Brexit; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates, and applicable tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss or foreign tax credit carryforwards); the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation; the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any actual or potential dispositions, acquisitions or other strategic realignments (such as the Company's recently completed divestiture of its European Tinplate business), which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to protect its information technology systems from attacks or catastrophic failure; the strength of the Company’s cyber-security (including with respect to human vulnerabilities associated with cyber-security risks); the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; the impact of overcapacity on the end-markets the Company serves; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; the impact of natural disasters, including in emerging markets; the impact of the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain, mitigate, or vaccinate against it; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisphenol-A; the impact of the Company’s recent initiatives to generate additional cash, including the reduction of working capital levels and capital spending; the impact of the Company's comprehensive Board-led review of its portfolio and capital allocation/return; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; the impact of existing and future legislation regarding the taxation of sugar-

Crown Holdings, Inc.

sweetened beverages or energy drinks, the impact of tariffs and potential limits on steel supply in the U.S. from certain foreign countries; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Crown Holdings, Inc.

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

Goodwill Impairment Assessments – Certain Reporting Units in the Transit Packaging and Other Segments

As described in Notes A and F to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.1 billion as of December 31, 2023, a portion of which relates to certain reporting units in the Transit Packaging and Other segments. Management performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Management determines the estimated fair value of the reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions relating to revenue and Adjusted EBITDA (defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) margin growth rates, discount rates, and terminal year exit multiples. As disclosed by management, under the market approach, management utilizes significant assumptions relating to EBITDA and revenue multiples used in recent similar transactions, if any, and EBITDA and revenue multiples of similar type and size public companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain reporting units in the Transit Packaging and Other segments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and Adjusted EBITDA margin growth rates, discount rate, and EBITDA and revenue multiples for a reporting unit in the Transit Packaging segment and revenue and Adjusted EBITDA margin growth rates for a reporting unit in the Other segment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of certain reporting units in the Transit Packaging and Other segments. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management for the reporting unit in the Transit Packaging segment and the income approach used by management for the reporting unit in the Other segment; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches, where applicable; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue and Adjusted EBITDA margin growth rates, discount rate, and EBITDA and revenue multiples for the reporting unit in the Transit Packaging segment and related to revenue and Adjusted EBITDA margin growth rates for the reporting unit in the Other segment. Evaluating management’s assumptions related to revenue and Adjusted EBITDA margin growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches, and (ii) the reasonableness of the revenue growth rate, discount rate and EBITDA and revenue multiples assumptions for the reporting unit in the Transit Packaging segment.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 27, 2024

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2023	2022	2021
Net sales	$12,010	$12,943	$11,394
Cost of products sold, excluding depreciation and amortization	9,546	10,643	9,029
Depreciation and amortization	499	460	447
Selling and administrative expense	582	556	583
Restructuring and other, net	114	(52)	(28)
Income from operations	1,269	1,336	1,363
Loss from early extinguishments of debt	1	11	68
Other pension and postretirement	49	(16)	1,515
Interest expense	436	284	253
Interest income	(53)	(15)	(9)
Foreign exchange	41	16	(45)
Income / (loss) from continuing operations before income taxes and equity in net earnings of affiliates	795	1,056	(419)
Provision for / (benefit from) income taxes	222	243	(57)
Equity in net earnings of affiliates	14	42	3
Net income / (loss) from continuing operations	587	855	(359)
Net income/ (loss) from discontinued operations	—	—	(52)
Net income / (loss)	587	855	(411)
Net income from continuing operations attributable to noncontrolling interests	137	128	148
Net income from discontinued operations attributable to noncontrolling interests	—	—	1
Net income / (loss) attributable to Crown Holdings	$450	$727	$(560)

Net income / (loss) from continuing operations attributable to Crown Holdings	450	727	(507)
Net income / (loss) from discontinued operations attributable to Crown Holdings	—	—	(53)
Net income / (loss) attributable to Crown Holdings	$450	$727	$(560)

Earnings per common share attributable to Crown Holdings:
Basic earnings / (loss) per common share from continuing operations	3.77	6.01	(3.89)
Basic earnings / (loss) per common share from discontinued operations	—	—	(0.41)
Basic	$3.77	$6.01	$(4.30)

Diluted earnings / (loss) per common share from continuing operations	3.76	5.99	(3.89)
Diluted earnings / (loss) per common share from discontinued operations	—	—	(0.41)
Diluted	$3.76	$5.99	$(4.30)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2023	2022	2021
Net income / (loss)	$587	$855	$(411)
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	176	(41)	601
Pension and other postretirement benefits	22	83	696
Derivatives qualifying as hedges	8	(40)	(2)
Total other comprehensive income	206	2	1,295
Total comprehensive income	793	857	884
Net income attributable to noncontrolling interests	137	128	149
Translation adjustments attributable to noncontrolling interests	1	(2)	(1)
Pension and other postretirement benefits attributable to noncontrolling interests	—	1	—
Derivatives qualifying as hedges attributable to noncontrolling interests		(3)	1
Comprehensive income attributable to Crown Holdings	$655	$733	$735

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,310	$550
Receivables, net	1,719	1,843
Inventories	1,613	2,014
Prepaid expenses and other current assets	191	252
Total current assets	4,833	4,659
Goodwill	3,117	2,951
Intangible assets, net	1,258	1,358
Property, plant and equipment, net	5,062	4,540
Operating lease right-of-use assets, net	211	221
Other non-current assets	553	572
Total assets	$15,034	$14,301

Liabilities and equity
Current liabilities
Short-term debt	$16	$76
Current maturities of long-term debt	759	109
Current portion of operating lease liabilities	45	44
Accounts payable	2,459	2,773
Accrued liabilities	922	930
Total current liabilities	4,201	3,932
Long-term debt, excluding current maturities	6,699	6,792
Postretirement and pension liabilities	414	394
Non-current portion of operating lease liabilities	175	184
Other non-current liabilities	681	712
Commitments and contingent liabilities (Note P)

Equity
Noncontrolling interests	454	438

Preferred stock, authorized: 30,000,000; none issued (Note T)	—	—
Common stock, par value: $5.00; 500,000,000 shares authorized;
185,744,072 shares issued; 120,644,313 and 119,945,302 shares outstanding in 2023 and 2022 (Note T)	604	600
Additional paid-in capital	17	—
Retained earnings	3,476	3,141
Accumulated other comprehensive loss	(1,687)	(1,892)
Crown Holdings shareholders’ equity	2,410	1,849
Total equity	2,864	2,287
Total liabilities and equity	$15,034	$14,301
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

For the Years Ended December 31	2023	2022	2021
Cash flows from operating activities
Net income / (loss)	$587	$855	$(411)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499	460	463
Restructuring and other	114	(52)	(26)
Loss from disposal of discontinued operations	—	—	101
Pension and postretirement expense	70	12	1,548
Pension contributions	(19)	53	(236)
Asbestos payments	(17)	(21)	(19)
Stock-based compensation	31	29	33
Loss from early extinguishments of debt	1	11	68
Deferred income taxes	(53)	28	(248)
Changes in assets and liabilities:
Receivables	98	29	(590)
Inventories	463	(299)	(609)
Accounts payable and accrued liabilities	(413)	(149)	873
Prepaids and other assets	31	(44)	(40)
Other, net	61	(109)	(2)
Net cash provided by operating activities	1,453	803	905
Cash flows from investing activities
Capital expenditures	(793)	(839)	(816)
Proceeds from sale of businesses, net of cash	—	182	2,255
Proceeds from sale of property, plant and equipment	17	15	44
Acquisitions of businesses, net of cash	(126)	(31)	—
Net investment hedges	25	26	25
Distribution from equity method investment	68	7	—
Other	5	(2)	(1)
Net cash (used for) / provided by investing activities	(804)	(642)	1,507
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	(398)	268	12
Proceeds from long-term debt	1,096	2,953	144
Payments of long-term debt	(312)	(2,278)	(1,834)
Premiums paid to retire debt	—	(4)	(64)
Debt issuance costs	(16)	(25)	—
Foreign exchange derivatives related to debt	(1)	(11)	(25)
Dividends paid to noncontrolling interests	(126)	(100)	(122)
Dividends paid to shareholders	(115)	(106)	(105)
Common stock repurchased	(12)	(722)	(950)
Net cash provided by / (used for) financing activities	116	(25)	(2,944)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(90)	(113)
Net change in cash, cash equivalents and restricted cash	761	46	(645)
Cash, cash equivalents and restricted cash at January 1	639	593	1,238
Cash, cash equivalents and restricted cash at December 31	$1,400	$639	$593
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2021	$674	$179	$4,538	$(3,193)	$2,198	$406	$2,604
Net (loss) / income			(560)		(560)	149	(411)
Other comprehensive income				1,295	1,295		1,295
Dividends declared			(105)		(105)	(122)	(227)
Restricted stock awarded	2	(3)			(1)		(1)
Stock-based compensation		17	16		33		33
Common stock issued		2			2		2
Common stock repurchased	(46)	(195)	(709)		(950)		(950)
Disposition of subsidiary with noncontrolling interests(1)						(15)	(15)
Balance at December 31, 2021	$630	$—	$3,180	$(1,898)	$1,912	$418	$2,330
Net income			727		727	128	855
Other comprehensive income				6	6	(4)	2
Dividends declared			(106)		(106)	(104)	(210)
Restricted stock awarded	2	(1)			1		1
Stock-based compensation		29			29		29
Common stock issued		2			2		2
Common stock repurchased	(32)	(30)	(660)		(722)		(722)
Balance at December 31, 2022	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
Net income			450		450	137	587
Other comprehensive income				205	205	1	206
Dividends declared			(115)		(115)	(122)	(237)
Restricted stock awarded	4	(4)			—		—
Stock-based compensation		31			31		31
Common stock issued		2			2		2
Common stock repurchased	—	(12)	—		(12)		(12)
Balance at December 31, 2023	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
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

The Company, through its subsidiaries, is a leading global, diversified packaging business that manufactures metal cans and ends (aluminum and steel) for the beverage, food and aerosol industries and a wide range of transit packaging products and solutions from multiple substrates including steel, paper, and plastic. The Company's transit packaging products include automation and equipment technologies, protective packaging solutions and steel and plastic consumables which are sold into the metals, food and beverage, construction, agricultural, corrugated, and general industries.

The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”). If an entity is a VIE, the Company determines whether it is the primary beneficiary and therefore, should consolidate the VIE. If an entity is not a VIE, the Company consolidates those entities in which it has control, including certain subsidiaries that are not majority-owned. Certain of the Company’s agreements with noncontrolling interests contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. Accordingly, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the agreements.

Investments in companies over which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. The proportionate share of the net income resulting from these investments is reported in Equity in net earnings of affiliates in the Consolidated Statements of Operations. The carrying values of the Company's equity method investments are reported in Other non-current assets in the Consolidated Balance Sheets. Equity method investments are reported at cost and adjusted each period for the Company's share of the investee's income or loss and dividends paid, if any. The Company classifies distributions received from equity method investees using the cumulative earnings approach. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

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

Customer relationships	10 - 18
Trade names	8 - 27
Technology	6 - 8
Long-term supply contracts	15
Patents	8

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

Research and Development. Research, development and engineering costs of $33 in 2023, $34 in 2022, and $47 in 2021 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements.

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted new guidance which requires enhanced disclosures of supplier finance programs. The guidance requires buyers in a supplier finance program to disclose sufficient information about the program’s nature, activity during the period, changes from period to period, and potential magnitude.

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $862 and $1,037 confirmed obligations outstanding under these supplier finance programs as of December 31, 2023 and December 31, 2022 included in Accounts Payable.

Crown Holdings, Inc.
Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board issued new guidance that requires incremental disclosures related to reportable segments. That standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of profit or loss. The title and position of the CODM and how the reported measure of segment profit or loss is used by the CODM to assess segment performance and allocate resources is also required to be disclosed. The standard also permits disclosure of additional measures of segment profit. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this standard on its disclosures.

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires disclosure of specific categories within the effective tax rate reconciliation and details about significant reconciling items, subject to a quantitative threshold. The standard also requires information on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

B. Acquisitions and Divestitures

On October 3, 2023, the Company completed its acquisition of Helvetia Packaging AG ("Helvetia"), a beverage can and end manufacturing facility in Saarlouis, Germany for $126, subject to adjustment. The addition of Helvetia expands the Company's European Beverage segment into Germany, adding capacity to serve growing demand for beverage cans. Based on preliminary valuation, identifiable assets acquired primarily includes property, plant and equipment of $70 and customer relationship intangible assets of $19, with estimated goodwill acquired of $37. The Company has not finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. The Company expects to finalize its purchase accounting within one year of the acquisition date.

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

Major components of net loss from discontinued operations were as follows:

Crown Holdings, Inc.

For the Year Ended December 31	2021
Net sales	$1,585
Cost of products sold, excluding depreciation and amortization	1,301
Depreciation and amortization	16
Selling and administrative expense	60
Restructuring and other	2
Other pension and postretirement	1
Interest expense	6
Foreign exchange	—
Loss on sale of discontinued businesses	101
Transaction costs	34
Income from discontinued operations before tax	64
Provision for income taxes	116
Net loss from discontinued operations	(52)
Net income from discontinued operations attributable to noncontrolling interests	1
Net loss from discontinued operations attributable to Crown Holdings	$(53)

The Business had capital expenditures of $29 for the year ended December 31, 2021.

The Company accounts for the minority interest received in the Business under the equity method. The Company's share of income of the Business was $9 and $34 for the years ended December 31, 2023 and 2022 and a loss of $8 for the year ended December 31, 2021 and is reported in Equity in net earnings of affiliates in the Consolidated Statements of Operations. The Company received distributions from the Business of $83 and $26 in the years ended December 31, 2023 and 2022.

C. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statements of Cash Flows were as follows:

	2023	2022
Cash and cash equivalents	$1,310	$550
Restricted cash included in prepaid expenses and other current assets	90	89
Total cash, cash equivalents and restricted cash	$1,400	$639

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D. Receivables

	2023	2022
Accounts receivable	$1,122	$1,132
Less: allowance for credit losses	(29)	(22)
Net trade receivables	1,093	1,110
Unbilled receivables	338	363
Miscellaneous receivables	288	370
	$1,719	$1,843

The Company uses receivables securitization and factoring facilities in the normal course of business as part of managing its cash flows. The Company primarily accounts for transfers under these facilities as sales because it has met the criteria for control of the receivables to be considered transferred. The Company’s continuing involvement in the transfers is limited to

Crown Holdings, Inc.
servicing the receivables. The Company receives adequate compensation for servicing the receivables and no servicing asset or liability is recorded.

As of December 31, 2023 and 2022, the Company derecognized receivables of $1,104 and $1,342 related to the facilities. The Company recorded expenses of $82, $41, and $13 for the years ended December 31, 2023, 2022, and 2021 as interest expense.

E. Inventories

	2023	2022
Raw materials and supplies	$1,031	$1,352
Work in process	139	156
Finished goods	443	506
	$1,613	$2,014

F. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 were as follows:

	Americas Beverage	European Beverage	Transit Packaging	Other	Total
Balance at January 1, 2022	$825	$535	$1,461	$186	$3,007
Goodwill acquired	—	—	6	—	6
Foreign currency translation	25	(44)	(39)	(4)	(62)
Balance at December 31, 2022	850	491	1,428	182	2,951
Goodwill acquired	—	37	—	—	37
Foreign currency translation	71	22	35	1	129
Balance at December 31, 2023	$921	$550	$1,463	$183	$3,117

During the year-ended December 31, 2023, goodwill acquired was from the acquisition of Helvetia Packaging AG. See Note B for more information.

The carrying amount of goodwill at December 31, 2023 and 2022 was net of the following accumulated impairments:

	Americas Beverage	European Beverage	Other	Total
Accumulated impairments	$29	$73	$11	$113

G. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	December 31, 2023			December 31, 2022
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,423	$(670)	$753	$1,356	$(542)	$814
Trade names	539	(130)	409	530	(106)	424
Technology	159	(133)	26	157	(109)	48
Long term supply contracts	167	(99)	68	146	(76)	70
Patents	12	(10)	2	11	(9)	2
	$2,300	$(1,042)	$1,258	$2,200	$(842)	$1,358

Crown Holdings, Inc.
During the year-ended December 31, 2023, $19 of customer relationship intangible assets were acquired from the acquisition of Helvetia Packaging AG. See Note B for more information.

Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $163, $159 and $165.

Annual amortization expense is estimated to be $152 for 2024, $148 for 2025, $139 for 2026, $136 for 2027 and $136 for 2028.

H. Property, Plant and Equipment

	2023	2022
Buildings and improvements	$1,888	$1,422
Machinery and equipment	6,153	5,576
Land and improvements	269	213
Construction in progress	589	844
	8,899	8,055
Less: accumulated depreciation and amortization	(3,837)	(3,515)
	$5,062	$4,540

Capitalized interest related to construction in progress was $39 and $28 for the years ended December 31, 2023 and 2022.

I. Leases

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Operating lease costs:
Operating lease cost	$54	$58	$48
Short-term lease cost	2	2	3
Total operating lease costs	$56	$60	$51

Finance lease cost:
Amortization of right-of-use assets	$1	$1	$1
Total finance lease costs	$1	$1	$1

Variable operating lease cost was $5, $4, and $3 for the years ended December 31, 2023, 2022, and 2021. Interest on finance lease liabilities was less than $1 for each of the years ended December 31, 2023, 2022, and 2021.
Supplemental cash flow information related to leases was as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54	$53	$51
Financing cash flows from finance leases	2	1	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36	$87	$73

Crown Holdings, Inc.
Supplemental balance sheet information related to finance leases was as follows:

	2023	2022
Finance leases:
Property, plant and equipment	$21	$26
Accumulated depreciation	(3)	(3)
Property, plant and equipment, net	$18	$23

Accrued liabilities	$1	$2
Other non-current liabilities	5	5
Total finance lease liabilities	$6	$7
The weighted average remaining lease term and weighted average discount rates for each year were as follows:

	2023	2022
Weighted average remaining lease term (years):
Operating leases	9.5	10.3
Finance leases	4.1	5.2
Weighted average discount rate:
Operating leases	4.5%	4.2%
Finance leases	3.5%	2.9%
Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$48	$2
2025	42	2
2026	32	1
2027	25	1
2028	21	—
Thereafter	109	—
Total lease payments	277	6
Less imputed interest	(57)	—
	$220	$6

At December 31, 2023, the Company did not have material lease commitments that had not commenced.

J. Other Non-Current Assets

	2023	2022
Pension assets	$94	$88
Deferred taxes	132	113
Investments	87	158
Fair value of derivatives	47	91
Other	193	122
	$553	$572

In March 2023 a customer in the Company's Americas Beverage segment filed for bankruptcy and a bankruptcy plan was approved in October 2023. The bankruptcy plan extended the payment terms of pre-bankruptcy receivables. The Company has a long-term receivable of $66 related to this customer, which is included in Other above.

Crown Holdings, Inc.
K. Accrued Liabilities

	2023	2022
Salaries and employee benefits	$173	$138
Accrued taxes, other than on income	85	102
Income taxes	119	87
Accrued interest	59	52
Fair value of derivatives	20	35
Asbestos liabilities	20	25
Pension and postretirement liabilities	25	20
Restructuring	22	20
Other	399	451
	$922	$930

L. Restructuring and Other

The Company recorded restructuring and other items as follows:

	2023	2022	2021
Asset impairments and sales	$72	$(106)	$(20)
Restructuring	23	35	29
Other costs / (income)	19	14	(42)
Asbestos	—	5	5
	$114	$(52)	$(28)

2023 Activity

During the fourth quarter of 2023, the Company made the decision to close various production facilities across various segments. Asset impairments and sales primarily includes, $19 for the planned closure of the Batesville, Mississippi beverage can plant, $8 related to a shift in capacity from beverage can plants in Ho Chi Minh City, Vietnam and Singapore to Vung Tau, Vietnam and $5 for the planned closure of the Decatur, Illinois aerosol plant. Plant closures are expected to be completed by the end of the first quarter of 2024. The Company expects to record an additional $4 of costs to prepare the Batesville building for sale. Asset impairments and sales also includes $19 related to line consolidation and modernization at the Dong Nai, Vietnam beverage can plant.

Restructuring included termination benefits and other exit costs of $11 related to the actions described above. In addition, termination and other exit costs of $9 and $3 were recorded in the European Beverage and Other segments, respectively, related to line consolidation and business reorganization activities, including headcount reductions in the beverage can making equipment business.

Other costs includes $11 related to disputes, including a fine from the French Competition Authority, and $4 of tax indemnity charges related to the European Tinplate business sold in 2021. See Note P for more information on the French Competition Authority matter.

See Note O for more information on the Company's provision for asbestos.

2022 Activity

Asset sales and impairments primarily relates to the $113 gain on sale of the Kiwiplan business. See Note B for more information on the sale.

Restructuring included charges of $29 related to an overhead cost reduction program initiated by the Company's Transit Packaging segment that reduced headcount by approximately 600 employees.

Crown Holdings, Inc.
2021 Activity

Other costs / (income) included gains of $30 arising from a favorable court ruling in a lawsuit brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by local tax authorities for indirect taxes paid in prior years.

Asset sales and impairments included gains on various asset sales.

Restructuring primarily includes charges related to relocation of the Transit Packaging headquarters and headcount reductions across segments.

Restructuring charges by segment were as follows:

	2023	2022	2021
Americas Beverage	4	$—	$—
European Beverage	9	$—	$3
Asia Pacific	7	—	1
Transit Packaging	(1)	35	19
Other	4	—	3
Corporate	—	—	3
	$23	$35	$29
Restructuring charges by type were as follows:

	2023	2022	2021
Termination benefits	$15	$29	$10
Other exit costs	8	6	19
	$23	$35	$29

At December 31, 2022, the Company had a restructuring accrual of $20, primarily related to the headcount reductions and other internal reorganizations within the Transit Packaging segment.

During 2023, the Company made severance payments of $19 and had a restructuring accrual of $22 related to the actions referenced above. These amounts include payments of $11 and a restructuring accrual of $7 related to the overhead cost reduction program initiated in the prior year in the Transit Packaging segment. The Company expects to pay the remaining accrual amounts over the next twelve months.

Crown Holdings, Inc.
M. Debt

	2023		2022
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$16	$16	$76	$76

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	329	329
Term loan facilities
U.S. dollar due 2027	1,575	1,569	1,800	1,792
Euro due 2027[1]	589	589	578	578
Senior notes and debentures:
€600 at 2.625% due 2024	663	662	642	640
€600 at 3.375% due 2025	663	662	642	640
U.S. dollar at 4.25% due 2026	400	398	400	397
U.S. dollar at 4.75% due 2026	875	871	875	869
U.S. dollar at 7.375% due 2026	350	350	350	348
€500 at 2.875% due 2026	552	550	536	532
€500 at 5.00% due 2028	552	544	—	—
€500 at 4.75% due 2029	552	544	—	—
U.S. dollar at 5.25% due 2030	500	494	500	494
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies:
Fixed rate with rates in 2023 from 2.6% to 14.4% due through 2027	169	169	221	221
Variable rate with an average rate in 2023 of 3.6% due 2026	16	16	21	21
Total long-term debt	7,496	7,458	6,934	6,901
Less: current maturities	(759)	(759)	(109)	(109)
Total long-term debt, less current maturities	$6,737	$6,699	$6,825	$6,792
(1) €533 at December 31, 2023 and €540 at December 31, 2022

The estimated fair value of the Company’s debt, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $7,484 at December 31, 2023 and $6,922 at December 31, 2022.

In May 2023, the Company issued €500 principal amount of 5.00% senior unsecured notes due 2028 and in December 2023, the Company issued €500 principal amount of 4.75% senior unsecured notes due 2029. Both notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used a portion of the December 2023 bond issuance proceeds to make an early payment of $203 million towards the U.S. dollar term loan due 2027.

The revolving credit facilities include provisions for letters of credit up to $310 that reduce the amount of borrowing capacity otherwise available. At December 31, 2023, the Company’s available borrowing capacity under the credit facilities was $1,585 equal to the facilities’ aggregate capacity of $1,650 less $65 of outstanding letters of credit. The interest rates on the facilities can vary from SOFR or EURIBOR, with a floor of zero, plus a margin of up to 1.60%, depending on the facility, based on the Company's leverage ratio. The revolving credit facilities and term loan facilities required the Company to maintain a leverage ratio of no greater than 4.50 times at December 31, 2023. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company was in compliance with all covenants as of December 31, 2023.

At December 31, 2023, the U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25%.

Crown Holdings, Inc.
The weighted average interest rates were as follows:

	2023	2022	2021
Short-term debt	13.2%	3.8%	0.6%
Revolving credit facilities	4.5%	2.5%	1.2%

Aggregate maturities of long-term debt, excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2023 are $759, $743, $2,250, $2,100 and $552. Cash payments for interest during 2023, 2022 and 2021 were $390, $270, and $294.

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

Crown Holdings, Inc.
Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated other comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2023 mature between one and thirty-six months.

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

	Amount of gain / (loss) recognized in AOCI

Derivatives in cash flow hedges	2023	2022
Foreign exchange	$(2)	$(1)
Commodities	(8)	(27)
	$(10)	$(28)

	Amount of gain / (loss) reclassified from AOCI into income

Derivatives in cash flow hedges	2023	2022	Affected line item in the Statements of Operations

Foreign exchange	$—	$(7)	Net sales
Commodities	9	(6)	Net sales
Foreign exchange	—	3	Cost of products sold, excluding depreciation and amortization
Commodities	(38)	29	Cost of products sold, excluding depreciation and amortization
	(29)	19	Income / (loss) from continuing operations before income taxes and equity in net earnings of affiliates
	7	(4)	Provision for / (benefit from) income taxes
	$(22)	$15	Net income / (loss) from continuing operations

For the year ending December 31, 2024, a net loss of $1 ($1, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the years ended December 31, 2023 and 2022 in connection with anticipated transactions that were no longer considered probable.

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

For the years ended December 31, 2023, and December 31, 2022, the Company recorded losses of $12 and $19 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain / (loss) recognized in earnings
Derivatives not designated as hedges	2023	2022	Affected line item in the Statements of Operations
Foreign exchange	$—	$(2)	Net sales
Foreign exchange	(4)	7	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(4)	(14)	Foreign exchange
	$(8)	$(9)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

For the years ended December 31, 2023 and 2022, the Company recorded a loss of $52 ($43, net of tax) and a gain of $32 ($19, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of December 31, 2023 and December 31, 2022, cumulative gains of $49 ($68, net of tax) and $101 ($111, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was approximately €1,626 ($1,796) at December 31, 2023.

The Company also has cross-currency swaps with an aggregate notional values of $875 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2026 and reduced interest expense by $25 for the years ended December 31, 2022 and 2023 and $24 for the year ended December 31, 2021.

The following table sets forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of these derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
Derivatives designated as net investment hedges	2023	2022
Foreign exchange	$(33)	$32

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, respectively. The fair value of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	December 31, 2023	December 31, 2022	Balance Sheet classification	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$1	$3	Accrued liabilities	$2	$2
	Other non-current assets	—	1	Other non-current liabilities	—	—
Foreign exchange contracts fair value	Prepaid expenses and other current assets	—	4	Accrued liabilities	2	4
Commodities contracts cash flow	Prepaid expenses and other current assets	13	11	Accrued liabilities	13	27
Net investment hedge	Other non-current assets	47	90	Other non-current liabilities	—	—
		$61	$109		$17	$33
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$3	$8	Accrued liabilities	$3	$2

Total derivatives		$64	$117		$20	$35

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets and liabilities
Line item in the Balance Sheet in which the hedged item is included	December 31, 2023	December 31, 2022
Cash and cash equivalents	2	22
Receivables, net	12	16
Accrued liabilities	120	111

As of December 31, 2023 and 2022, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were a net gain of $2 and $1, respectively.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2023
Derivative assets	$64	$7	$57
Derivative liabilities	20	7	13

Balance at December 31, 2022
Derivative assets	$117	$13	$104
Derivative liabilities	35	13	22

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022 were:

	December 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign exchange	$75	$287
Commodities	160	230
Derivatives designated as fair value hedges:
Foreign exchange	202	201
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	302	512

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

The Company's approximate claims activity for the years ended 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Beginning claims	57,500	57,000	56,000
New claims	1,500	1,500	2,000
Settlements or dismissals	(500)	(1,000)	(1,000)
Ending claims	58,500	57,500	57,000

For the years ended December 31, 2023, 2022, and 2021, the Company made cash payments of $17, $21, and $19 to settle asbestos claims and pay related legal and defense costs.

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2023 and December 31, 2022, the Company's outstanding claims were:

	2023	2022
Claimants alleging first exposure after 1964	18,000	17,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,500	1,500
Other states that have enacted asbestos legislation	6,000	6,000
Other states	20,000	20,000
Total claims outstanding	58,500	57,500

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

Crown Holdings, Inc.
As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2023	2022	2021
Total claims	25%	24%	24%
Pre-1965 claims in states without asbestos legislation	44%	43%	42%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2023.

Approximately 82% of the claims outstanding at the end of 2023 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 15% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (29% of whom claim damages less than $25) and 14 claims were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2023, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $204, including $158 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. On December 29, 2023, the FCA issued a decision imposing a fine of €4 million on the Company. The Company intends to appeal the decision of the FCA and there can be no assurance regarding the outcome of such appeal.

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

At December 31, 2023, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Q. Other Non-Current Liabilities

	2023	2022
Deferred taxes	$338	$374
Asbestos liabilities	184	195
Income taxes payable	27	30
Postemployment benefits	22	20
Environmental	12	12
Finance lease liabilities	5	5
Other	93	76
	$681	$712
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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2023	2022	2021
Service cost	$13	$19	$20
Interest cost	54	31	25
Expected return on plan assets	(60)	(75)	(63)
Curtailments and special termination benefits	—	1	9
Amortization of actuarial loss	43	44	58
Amortization of prior service cost	1	1	1
Net periodic cost	$51	$21	$50

Non-U.S. Plans	2023	2022	2021
Service cost	$7	$9	$13
Interest cost	19	13	32
Expected return on plan assets	(22)	(22)	(72)
Settlements	—	—	1,511
Special termination benefits	6	—	—
Amortization of actuarial loss	3	5	33
Amortization of prior service credit	—	(1)	—
Net periodic cost	$13	$4	$1,517

The settlement charge in 2021 arose from the irrevocable transfer of the Company's U.K. defined benefit pension plan (the "Plan") to an insurer. In 2021, the Company made a cash contribution of £196 to enable the Plan to purchase a bulk annuity insurance contract for the benefit of the Plan participants. The Company has been repaid £103 ($131 using December 31, 2023 exchange rate) of the contribution and expects to receive another £24 in future years.

Additional pension expense of $6 in 2023 and $5 for 2022 and 2021 was recognized for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans were as follows:

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Projected Benefit Obligations
Benefit obligations at January 1	$1,094	$1,413	$387	$513
Service cost	13	19	7	9
Interest cost	54	31	19	13
Plan participants' contributions	—	—	2	2
Amendments	1	1	(2)	—
Settlements	—	(9)	(8)	(9)
Curtailments	—	(2)	—	—
Special termination benefits	—	—	6	—
Actuarial (gain)/loss	36	(266)	18	(95)
Benefits paid	(89)	(93)	(38)	(30)
Foreign currency translation	—	—	24	(16)
Benefit obligations at December 31	$1,109	$1,094	$415	$387
Plan Assets
Fair value of plan assets at January 1	$886	$1,177	$381	$529
Actual return on plan assets - gain/(loss)	81	(199)	33	(22)
Employer contributions	2	10	17	(63)
Plan participants' contributions	—	—	2	2
Settlements	—	(9)	(7)	(7)
Benefits paid	(89)	(93)	(38)	(31)
Foreign currency translation	—	—	24	(27)
Fair value of plan assets at December 31	$880	$886	$412	$381

Funded status	$(229)	$(208)	$(3)	$(6)

Accumulated benefit obligations at December 31	$1,065	$1,055	$389	$361

During 2023, actuarial losses for the Company’s U.S. and non-U.S. pension plans totaled $22. Actuarial gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. The loss in 2023 was primarily due to lower discount rates at the end of 2023, partially offset by actual asset returns higher than expected.

U.S. pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were as follows:

	2023	2022
Projected benefit obligations	$1,109	$1,094
Accumulated benefit obligations	1,065	1,055
Fair value of plan assets	880	886

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2023	2022
Projected benefit obligations	$213	$224
Accumulated benefit obligations	195	204
Fair value of plan assets	117	134

Non-U.S. pension plans with projected benefit obligations in excess of plan assets were as follows:

	2023	2022
Projected benefit obligations	$213	$224
Accumulated benefit obligations	195	204
Fair value of plan assets	117	135

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

Level 1 Investments

Equity securities are valued at the latest quoted prices taken from the primary exchange on which the security trades. Mutual funds are valued at the net asset value ("NAV") of shares held at year-end.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy. The levels assigned to the defined benefit plan assets as of December 31, 2023 and 2022 are summarized in the tables below:

Crown Holdings, Inc.

	2023
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$15	$23	$38
Global large cap equity	—	3	3
U.S. large cap equity	173	4	177
U.S. mid/small cap equity	276	21	297
Mutual funds – global equity	59	—	59
Mutual funds – U.S. equity	49	—	49
Mutual funds – fixed income	18	—	18
	590	51	641
Level 2
Government issued debt securities	—	18	18
Corporate debt securities	41	8	49
Insurance contracts	—	110	110
Investment funds – fixed income	—	1	1
	41	137	178
Level 3
Investment funds – real estate	127	60	187
Private equity	3	—	3
Real estate – direct	27	17	44
	157	77	234

Total assets in fair value hierarchy	788	265	1,053

Investments measured at NAV Practical Expedient (a)
Investment funds - fixed income	86	22	108
Investment funds - global equity	—	118	118
Investment funds - emerging markets	5	—	5
Investment funds - real estate	—	7	7
	91	147	238
Total investments at fair value	$879	$412	$1,291

Crown Holdings, Inc.

	2022
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$35	$19	$54
Global large cap equity	—	11	11
U.S. large cap equity	152	2	154
U.S. mid/small cap equity	246	19	265
Mutual funds – global equity	64	—	64
Mutual funds – U.S. equity	52	—	52
Mutual funds – fixed income	54	—	54
	603	51	654
Level 2
Government issued debt securities	—	18	18
Corporate debt securities	42	2	44
Insurance contracts	—	94	94
Investment funds – fixed income	—	1	1
	42	115	157
Level 3
Investment funds – real estate	135	68	203
Private equity	4	1	5
Real estate – direct	28	16	44
	167	85	252

Total assets in fair value hierarchy	812	251	1,063

Investments measured at NAV Practical Expedient (a)
Investment funds - fixed income	68	19	87
Investment funds - global equity	—	108	108
Investment funds - emerging markets	5	—	5
Investments funds - real estate	—	3	3
	73	130	203
Total investments at fair value	$885	$381	$1,266

(a) Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above was as follows:

	2023	2022
U.S. plan assets	$1	$1

Plan assets include $297 and $265 of the Company’s common stock at December 31, 2023 and 2022.

Crown Holdings, Inc.
The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Private equity	Real estate	Total
Balance at January 1, 2022	$7	$211	$218
Foreign currency translation	—	(9)	(9)
Asset returns – assets held at reporting date	(2)	(9)	(11)
Asset returns – assets sold during the period	1	9	10
Purchases, sales and settlements, net	(1)	45	44
Balance at December 31, 2022	5	247	252
Foreign currency translation	—	2	2
Asset returns – assets held at reporting date	18	(24)	(6)
Asset returns – assets sold during the period	(18)	11	(7)
Purchases, sales and settlements, net	(2)	(5)	(7)
Balance at December 31, 2023	$3	$231	$234

The following table presents additional information about the pension plan assets valued using NAV as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2023
Investment funds – fixed income	$108	Semi-monthly	1- 5 days
Investment funds – global equity	118	Daily	10 days
Investment funds – emerging markets	5	Daily	30 days
Investment funds – real estate	7	Daily	1 day

Balance at December 31, 2022
Investment funds – fixed income	$87	Semi-monthly	1- 5 days
Investment funds – global equity	108	Daily	10 days
Investment funds – emerging markets	5	Daily	30 days
Investment funds – real estate	3	Daily	10 days

The pension plan assets valued using NAV as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2023	2022
Non-current assets	$94	$88
Current liabilities	12	8
Non-current liabilities	314	294

The Company’s current liability at December 31, 2023, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2024 employer contributions are $43 for the Company’s pension plans.

Changes in the net loss and prior service cost (credit) for the Company’s pension plans were:

	2023		2022		2021
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$712	$—	$814	$2	$1,802	$8
Reclassification to net periodic benefit cost	(46)	(1)	(49)	(1)	(1,629)	(4)
Current year loss / (gain)	22	—	(45)	(1)	640	(2)
Amendments	(1)	—	—	—	(1)	—
Foreign currency translation	(1)	—	(8)	—	2	—
Balance at December 31	$686	$(1)	$712	$—	$814	$2

Crown Holdings, Inc.
Expected future benefit payments as of December 31, 2023 are:

	U.S. plans	Non-U.S. plans
2024	$91	$32
2025	105	32
2026	84	32
2027	105	31
2028	80	32
2029 - 2033	376	162

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2023	2022	2021
Discount rate	5.0%	5.2%	2.9%
Compensation increase	5.0%	5.0%	4.7%

Non-U.S. Plans	2023	2022	2021
Discount rate	4.8%	4.9%	2.5%
Compensation increase	2.9%	2.7%	2.5%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2023	2022	2021
Discount rate - service cost	5.4%	3.3%	3.1%
Discount rate - interest cost	5.1%	2.2%	1.7%
Compensation increase	5.0%	4.7%	4.7%
Long-term rate of return	7.2%	6.6%	5.7%

Non-U.S. Plans	2023	2022	2021
Discount rate - service cost	5.0%	2.9%	2.2%
Discount rate - interest cost	5.1%	2.6%	1.8%
Compensation increase	2.9%	2.7%	2.5%
Long-term rate of return	5.1%	4.3%	3.3%

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

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2023	2022	2021
Service cost	$—	$1	$1
Interest cost	6	4	4
Amortization of prior service credit	—	(20)	(26)
Amortization of actuarial loss	—	2	4
Net periodic benefit cost/(credit)	$6	$(13)	$(17)

Crown Holdings, Inc.
Changes in the benefit obligations were:

	2023	2022
Benefit obligations at January 1	$108	$137
Service cost	—	1
Interest cost	6	4
Actuarial (gain) /loss	—	(22)
Benefits paid	(11)	(11)
Foreign currency translation	4	(1)
Benefit obligations at December 31	$107	$108

Changes in the net (gain)/ loss and prior service credit for the Company’s postretirement benefit plans were:

	2023		2022		2021
	Net (gain) / loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$(2)	$—	$21	$(20)	$45	$(46)
Reclassification to net periodic benefit cost	—	—	(2)	20	(4)	26
Current year (gain) / loss	—	—	(22)	—	(20)	—
Foreign currency translation	(1)	—	1	—	—	—
Balance at December 31	$(3)	$—	$(2)	$—	$21	$(20)

Expected future benefit payments are as follows:

Benefit Payments
2024	$13
2025	10
2026	10
2027	10
2028	9
2029 - 2033	41

The assumed health care cost trend rates at December 31, 2023 were as follows:

Health care cost trend rate assumed for 2023	4.7%
Rate that the cost trend rate gradually declines to	3.8%
Year that the rate reaches the rate it is assumed to remain	2032

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below:

	2023	2022	2021
Benefit obligations	5.0%	5.8%	3.4%
Service cost	5.3%	7.8%	5.9%
Interest cost	4.9%	5.7%	3.6%

Defined Contribution Benefit Plans. The Company also sponsors defined contribution benefit plans in certain jurisdictions including the U.S. and the U.K. The Company recognized expense of $14, $13, and $12 in 2023, 2022 and 2021 related to these plans.

Crown Holdings, Inc.
S.    Income Taxes

The components of income before income taxes were as follows:

	2023	2022	2021
U.S.	$(1)	$295	$143
Foreign	796	761	(562)
	$795	$1,056	$(419)

The provision for income taxes consisted of the following:

	2023	2022	2021
Current tax:
U.S. federal	$31	$18	$2
State and foreign	244	190	239
	$275	$208	$241
Deferred tax:
U.S. federal	$(27)	$46	$46
State and foreign	(26)	(11)	(344)
	(53)	35	(298)
Total	$222	$243	$(57)

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2023	2022	2021
U.S. statutory rate at 21%	$167	$222	$(88)
Tax on foreign income	7	(30)	(35)
Foreign withholding taxes	23	5	6
Valuation allowance changes	5	33	26
State taxes	2	(2)	9
U.S. taxes on foreign income, net of credits	5	1	13
Tax contingencies	2	7	8
Tax law changes	8	2	(8)
Other items, net	3	5	12
Income tax provision / (benefit)	$222	$243	$(57)

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in December 2026. These incentives increased net income attributable to the Company by $20 in 2023 and $21 in 2022 and 2021.

The Company paid taxes of $262, $223 and $253 in 2023, 2022 and 2021.

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

On July 8, 2022, Pennsylvania enacted a corporate net income tax rate reduction over a nine year period. The income tax rate for the 2022 and 2023 tax years were 9.99% and 8.99%, respectively. Starting with the 2024 tax year, the income tax rate is reduced by 0.50% annually until it reaches 4.99% for the 2031 tax year. The remeasurement of the Company's deferred taxes in 2022 had a $78 impact on the Company's state net operating loss carryforward and corresponding valuation allowance.

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

As of December 31, 2023, the Company had not provided deferred taxes on approximately $1,200 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable.

The components of deferred taxes at December 31 were:

	2023		2022
	Assets	Liabilities	Assets	Liabilities
Tax carryforwards	$274	—	$266	$—
Disallowed interest carryforwards	54	—	5	—
Intangible assets	—	292	—	298
Property, plant and equipment	16	253	15	225
Pensions	90	20	87	20
Accruals and other	123	94	105	103
Asbestos	50	—	53	—
Postretirement and postemployment benefits	23	—	25	—
Lease liabilities	32	—	32	—
Right of use assets	—	31	—	30
Valuation allowances	(178)	—	(173)	—
Total	$484	$690	$415	$676
Tax carryforwards expire as follows:

Year	Amount
2024	$7
2025	15
2026	17
2027	10
2028	3
Thereafter	94
Unlimited	128

Tax carryforwards expiring after 2028 include $49 of U.S. state tax loss carryforwards. The unlimited category includes $28 of Luxembourg tax loss carryforwards and $79 of French tax loss carryforwards. In addition, the Company has disallowed interest in the U.S. which can be carried forward indefinitely.

The Company’s valuation allowances at December 31, 2023 include $77 related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return. In addition, the Company's valuation allowances at December 31, 2023 includes $56 related to tax loss carryforwards in France and $32 related to goodwill amortization and net operating loss carryforwards in Switzerland.

Crown Holdings, Inc.
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

A reconciliation of unrecognized tax benefits follows:

	2023	2022	2021
Balance at January 1	$46	$48	$42
Additions for prior year tax positions	6	7	9
Lapse of statute of limitations	(4)	(1)	(1)
Settlements	(2)	(6)	—
Foreign currency translation	—	(2)	(2)
Balance at December 31	$46	$46	$48

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses.

The total interest and penalties recorded in income tax expense was $2 in 2023 and less than $1 in 2022 and 2021. As of December 31, 2023, unrecognized tax benefits of $46, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2023 were, 2010 and subsequent years for Germany; 2013 and subsequent years for India and Cambodia; 2014 and subsequent years for Thailand; 2016 and subsequent years for Vietnam; 2017 and subsequent years for Italy; 2018 and subsequent years for Mexico; 2019 and subsequent years for Canada, Spain, Brazil and Luxembourg; 2020 and subsequent years for the U.S.; 2021 and subsequent years for France and Switzerland. The U.S. also remains subject to exam for 2017 and 2018, specifically as it relates to the transition tax incurred related to the 2017 Tax Act. In addition, tax authorities in certain jurisdictions, including France and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

T.    Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2023	2022	2021
Common shares outstanding at January 1	119,945,302	126,131,799	134,801,030
Shares repurchased	(143,736)	(6,574,610)	(9,121,328)
Restricted stock issued to employees, net of forfeitures	820,343	370,178	435,129
Shares issued to non-employee directors	22,404	17,935	16,968
Common shares outstanding at December 31	120,644,313	119,945,302	126,131,799

The Company declared and paid dividends of $0.96, $0.88 and $0.80 per share in 2023, 2022 and 2021, respectively. Additionally, on February 22, 2024, the Company's Board of Directors declared a dividend of $0.25 per share payable on March 28, 2024, to shareholders of record as of March 14, 2024.

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company uses the par value method of accounting for its stock repurchases. The excess of the fair value over par value is first charged to paid-in capital, if any, and then to retained earnings. The Company repurchased $12 of its shares during 2023.

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

U. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/ (loss) for the years ended December 31, 2023 and 2022.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2022	$(768)	$(1,158)	$28	$(1,898)
Other comprehensive income / (loss) before reclassifications	57	(39)	(22)	(4)
Amounts reclassified from accumulated other comprehensive income	25	—	(15)	10
Other comprehensive income / (loss)	82	(39)	(37)	6
Balance at December 31, 2022	(686)	(1,197)	(9)	(1,892)
Other comprehensive income / (loss) before reclassifications	(14)	175	(14)	147
Amounts reclassified from accumulated other comprehensive income	36	—	22	58
Other comprehensive income	22	175	8	205
Balance at December 31, 2023	$(664)	$(1,022)	$(1)	$(1,687)

See Note N and Note R for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

V. Revenue

For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue as follows:

	2023	2022	2021
Revenue recognized over time	$6,472	$6,937	$6,097
Revenue recognized at a point in time	5,538	6,006	5,297
Total	$12,010	$12,943	$11,394

See Note Y for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.

Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $8 and $18 as of December 31, 2023 and 2022 included in prepaid and other current assets. For the year ended December 31, 2023, the Company satisfied performance obligations related to contract assets at December 31, 2022 and also recorded new contract assets primarily related to work in process for the equipment business.

Crown Holdings, Inc.
W. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. In April 2022, the Company's shareholders approved the 2022 Stock-Based Incentive Plan which allowed for a total of 2.8 million shares to be issued under future awards. At December 31, 2023, there were 3.6 million authorized shares available for future award under the 2013 and 2022 Stock-Based Incentive Plans.

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

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2023	942,835
Awarded:
Time-vesting	847,358
Performance-based	190,515
Released:
Time-vesting	(319,071)
Performance-based	(146,781)
Forfeitures:
Time-vesting	(39,540)
Performance-based	(30,604)
Non-vested shares outstanding at December 31, 2023	1,444,712

The average grant-date fair value of restricted stock awarded in 2023, 2022 and 2021 follows:

	2023	2022	2021
Time-vesting	$87.66	$96.29	$100.08
Performance-based	86.10	111.84	100.99

The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rate	4.1%	1.0%	0.2%
Expected term (years)	3	3	3
Expected stock price volatility	39.8%	34.8%	35.5%

Crown Holdings, Inc.
At December 31, 2023, unrecognized compensation cost related to outstanding restricted and deferred stock was $92. The weighted average period over which the expense is expected to be recognized is 3.2 years. The aggregate market value of the shares released on the vesting dates was $39 in 2023.

X.    Earnings Per Share

The following table summarizes basic and diluted earnings per share ("EPS"). Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of restricted stock, when dilutive, as calculated under the treasury stock method.

	2023	2022	2021
Net income / (loss) from continuing operations attributable to Crown Holdings	$450	$727	$(507)
Net income / (loss) from discontinued operations attributable to Crown Holdings	—	—	(53)
Net income / (loss) attributable to Crown Holdings	$450	$727	$(560)
Weighted average shares outstanding:
Basic	119.41	120.86	130.38
Add: dilutive restricted stock	0.26	0.52	—
Diluted	119.67	121.38	130.38

Earnings per common share attributable to Crown Holdings:
Basic earnings / (loss) per common share from continuing operations	$3.77	$6.01	$(3.89)
Basic earnings / (loss) per common share from discontinued operations	—	—	(0.41)
Basic earnings / (loss) per share	$3.77	$6.01	$(4.30)

Diluted earnings / (loss) per common share from continuing operations	$3.76	$5.99	$(3.89)
Diluted earnings / (loss) per common share from discontinued operations	—	—	(0.41)
Diluted earnings / (loss) per share	$3.76	$5.99	$(4.30)

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.2	0.7	0.1

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

During the fourth quarter of 2023, the Company recast its segment reporting to reclassify European corporate costs that were previously included in Corporate and other unallocated items into the European Beverage segment. The change was effective December 31, 2023, and segment results for prior periods have been recast to conform to the new presentation.

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

The tables below present information about operating segments reported as continuing operations for the three years ended December 31, 2023, 2022 and 2021:

2023		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,147	$—	$149	$296	$876
European Beverage	1,939	—	56	291	199
Asia Pacific	1,297	—	63	66	154
Transit Packaging	2,256	49	44	26	331
Total reportable segments	10,639	49	312	679	$1,560
Other	1,371	144	22	76
Corporate and unallocated items	—	—	2	38
Total	$12,010	$193	$336	$793

2022		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,126	$7	$128	$380	$742
European Beverage	2,114	89	49	283	123
Asia Pacific	1,615	—	62	51	172
Transit Packaging	2,545	36	41	64	281
Total reportable segments	11,400	132	280	778	$1,318
Other	1,543	103	18	61
Corporate and unallocated items	—	—	3	—
Total	$12,943	$235	$301	$839

Crown Holdings, Inc.

2021		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$4,441	$—	$108	$508	$756
European Beverage	1,843	133	53	57	224
Asia Pacific	1,322	—	61	68	182
Transit Packaging	2,530	25	41	58	318
Total reportable segments	10,136	158	263	691	$1,480
Other	1,258	114	17	58
Corporate and unallocated items	—	—	2	38
Total	$11,394	$272	$282	$787

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

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2023, 2022 and 2021 follows:

	2023	2022	2021
Segment income of reportable segments	$1,560	$1,318	$1,480
Other	117	240	144
Corporate and unallocated items	(131)	(115)	(124)
Restructuring and other	(114)	52	28
Amortization of intangibles	(163)	(159)	(165)
Loss from early extinguishments of debt	(1)	(11)	(68)
Other pension and postretirement	(49)	16	(1,515)
Interest expense	(436)	(284)	(253)
Interest income	53	15	9
Foreign exchange	(41)	(16)	45
Income / (loss) from continuing operations before income taxes and equity in net earnings of affiliates	$795	$1,056	$(419)

For the three years ended December 31, 2023, 2022 and 2021, intercompany profit of $13, $19 and $8 was eliminated within segment income of other.

For the years ended December 31, 2023, 2022 and 2021, two customers each accounted for 12% and 11%, of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia.

Sales by major product were:

	2023	2022	2021
Metal beverage cans and ends	$7,514	$8,096	$6,982
Transit packaging	2,256	2,545	2,530
Metal food cans and ends	1,013	1,099	789
Other products	701	598	580
Other metal packaging	526	605	513
Total	$12,010	$12,943	$11,394

Crown Holdings, Inc.
The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets comprises property, plant and equipment.

	Net Sales			Long-Lived Assets
	2023	2022	2021	2023	2022
United States	$4,482	$4,740	$4,182	$1,694	$1,557
Mexico	1,129	1,080	896	560	464
Brazil	991	1,011	933	500	530
Canada	823	893	782	99	95
United Kingdom	494	521	412	466	262
Vietnam	423	547	342	317	282
Other	3,668	4,151	3,847	1,426	1,350
Total	$12,010	$12,943	$11,394	$5,062	$4,540

Crown Holdings, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Acquisitions	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2023

Allowances deducted from assets to which they apply:

Deferred tax assets	173	7	(1)	7	(8)	178

For the year ended December 31, 2022

Allowances deducted from assets to which they apply:

Deferred tax assets	227	(49)	(3)	—	(2)	173

For the year ended December 31, 2021

Allowances deducted from assets to which they apply:

Deferred tax assets	204	38	(3)	—	(12)	227

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	61	President and Chief Executive Officer	2016
Kevin C. Clothier	55	Senior Vice President and Chief Financial Officer	2022
Gerard H. Gifford	68	Executive Vice President and Chief Operating Officer	2017
Djalma Novaes, Jr.	63	President – Americas Division	2015
Carlos Baila	56	President – Asia Pacific Division	2023
Matthew R. Madeksza	60	President – Transit Packaging Division	2022
Christy L. Kalaus	44	Vice President and Corporate Controller	2022

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, May 2, 2024” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2023 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	310,060	—	4,793,557
Equity compensation plans not approved by security holders
Total	310,060	—	4,793,557

(1)    Includes the 2013 and 2022 Stock-Based Incentive Compensation Plans.

(2) Includes 310,060 shares of deferred stock awarded from the 2013 and 2022 Stock-Based Incentive Compensation Plans during each year from 2019 through 2023. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 3,936,156, 669,185 and 498,276 shares available for issuance at December 31, 2023 under the 2013 and 2022 Stock Based Incentive Compensation Plans, the Company’s Employee Stock Purchase Plan, and the Stock Compensation Plan for Non-Employee Directors.

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
(1)All Financial Statements (see Part II, Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2023, 2022 and 2021

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

4.z    Purchase Agreement, dated as of May 9, 2023, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors

Crown Holdings, Inc.
(as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated May 11, 2023 (File No. 000-50189)).

4.aa    Indenture, dated as of May 18, 2023, among Crown European Holdings S.A., Crown Holdings, Inc., the other guarantors party thereto, BNP Paribas, as representative of the several initial purchases party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar and transfer agent, relating to the €500,000,000 5.000% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated May 24, 2023 (File No. 000-50189)).

4.bb    Purchase Agreement, dated as of November 30, 2023, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 4, 2023 (File No. 000-50189)).

4.cc    Indenture, dated as of December 11, 2023, among Crown European Holdings S.A., Crown Holdings, Inc., the other guarantors party thereto, BNP Paribas, as representative of the several initial purchasers party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar and transfer agent, relating to the €500,000,000 4.750% senior unsecured notes due 2029 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K December 12, 2023 (File No. 000-50189)).

4.dd    Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.ff of the Registrant’s Annual Report on Form 10-k for the year ended December 31, 2019 (File No. 000-50189)).

4.ee    Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its requests.

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

Crown Holdings, Inc.
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

10.f    Crown Holdings, Inc. Deferred Compensation Plan for Directors.

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

Crown Holdings, Inc.
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

10.u    Amendment No. 1, to the Crown Holdings, Inc. 2022 Stock-Based Incentive Compensation Plan.

10.v    Crown Cork & Seal Company, Inc. Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.o of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50189)).

10.v    Executive Employment Agreement, effective 25 October, 2022, between Crown Holdings, Inc. and Matthew R. Madeksza (incorporated by reference to Exhibit 10.p of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-50189)).

10.v Share and Asset Purchase Agreement, dated as of April 8, 2021, by and among the Company, Crown Cork & Seal Deutschland Holdings GmbH, Blitz F21-387 GmbH, Kouti B.V. and Macsco 20.10 Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated April 13, 2021 (File No. 000-50189)).

10.v    Director Appointment and Nomination Agreement, dated as of December 12, 2022, by and between the Icahn Group and Crown Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 13, 2022 (File No. 001-41550)).

Crown Holdings, Inc.
10.v    Crown Holdings, Inc. Executive Officer Cash Severance Policy.

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

97    Crown Holdings, Inc. Compensation Recovery Policy, effective October 2, 2023.

101    The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2023, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2023, 2022 and 2021; (iii) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

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
Christy L. Kalaus
Vice President and Corporate Controller

Date: February 27, 2024
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Kevin C. Clothier and Adam J. Dickstein, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2023 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Chairman of the Board, President and Chief Executive Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Senior Vice President and Chief Financial Officer

/s/ Christy L. Kalaus
Christy L. Kalaus	Vice President and Corporate Controller

DIRECTORS

/s/ Richard H. Fearon	/s/ B. Craig Owens
Richard H. Fearon	B. Craig Owens

/s/ Andrea J. Funk	/s/ Angela M. Snyder
Andrea J. Funk	Angela M. Snyder

/s/ Stephen J. Hagge	/s/ Caesar F. Sweitzer
Stephen J. Hagge	Caesar F. Sweitzer

/s/ James H. Miller	/s/ Marsha C. Williams
James H. Miller	Marsha C. Williams

/s/ Josef M. Müller	/s/ Dwayne A. Wilson
Josef M. Müller	Dwayne A. Wilson