Form 10-Q
period 2024-03-31
CROWN HOLDINGS, INC.
filed 2024-05-06
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

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

There were 120,757,103 shares of Common Stock outstanding as of May 3, 2024.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$2,784	$2,974
Cost of products sold, excluding depreciation and amortization	2,247	2,411
Depreciation and amortization	115	123
Selling and administrative expense	154	160
Restructuring and other, net	23	11
Income from operations	245	269
Other pension and postretirement	11	11
Interest expense	113	102
Interest income	(20)	(9)
Foreign exchange	7	4
Income before taxes and equity in net earnings of affiliates	134	161
Provision for income taxes	40	42
Equity in net earnings of affiliates	(1)	3
Net income	93	122
Net income attributable to noncontrolling interests	26	20
Net income attributable to Crown Holdings	$67	$102

Earnings per common share attributable to Crown Holdings:
Basic	$0.56	$0.86
Diluted	$0.56	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$93	$122

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	8	89
Pension and other postretirement benefits	10	10
Derivatives qualifying as hedges	(5)	5
Total other comprehensive income	13	104

Total comprehensive income	106	226
Net income attributable to noncontrolling interests	26	20
Translation adjustments attributable to noncontrolling interests	(3)	1
Comprehensive income attributable to Crown Holdings	$83	$205

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,123	$1,310
Receivables, net	1,637	1,719
Inventories	1,610	1,613
Prepaid expenses and other current assets	211	191
Total current assets	4,581	4,833

Goodwill	3,089	3,117
Intangible assets, net	1,201	1,258
Property, plant and equipment, net	5,049	5,062
Operating lease right-of-use assets, net	213	211
Other non-current assets	558	553
Total assets	$14,691	$15,034

Liabilities and equity
Current liabilities
Short-term debt	$87	$16
Current maturities of long-term debt	743	759
Current portion of operating lease liabilities	48	45
Accounts payable	2,154	2,459
Accrued liabilities	832	922
Total current liabilities	3,864	4,201

Long-term debt, excluding current maturities	6,623	6,699
Pension and postretirement liabilities	411	414
Non-current portion of operating lease liabilities	174	175
Other non-current liabilities	687	681
Commitments and contingent liabilities (Note J)

Noncontrolling interests	462	454
Crown Holdings shareholders’ equity	2,470	2,410
Total equity	2,932	2,864
Total liabilities and equity	$14,691	$15,034

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$93	$122
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115	123
Restructuring and other, net	23	11
Pension and postretirement expense	16	17
Pension contributions	4	1
Stock-based compensation	12	11
Equity earnings, net of distributions	2	27
Working capital changes and other	(367)	(547)
Net cash used for operating activities	(102)	(235)
Cash flows from investing activities
Capital expenditures	(94)	(233)
Net investment hedge	13	13
Distribution from equity method investment	—	56
Other	—	3
Net cash used for investing activities	(81)	(161)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	—	249
Proceeds from short-term debt	80	82
Payments of short-term debt	(8)	—
Proceeds from long-term debt	20	—
Payments of long-term debt	(32)	(24)
Dividends paid to noncontrolling interests	(15)	(11)
Dividends paid to shareholders	(30)	(29)
Common stock repurchased	(5)	(6)
Other	(1)	1
Net cash provided by financing activities	9	262
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(3)
Net change in cash, cash equivalents and restricted cash	(182)	(137)
Cash, cash equivalents and restricted cash at January 1	1,400	639
Cash, cash equivalents and restricted cash at March 31	$1,218	$502

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2024	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
Net income			67		67	26	93
Other comprehensive income				16	16	(3)	13
Dividends declared			(30)		(30)	(15)	(45)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased		(5)			(5)		(5)
Balance at March 31, 2024	$605	$23	$3,513	$(1,671)	$2,470	$462	$2,932

Balance at January 1, 2023	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
Net income			102		102	20	122
Other comprehensive income				103	103	1	104
Dividends declared			(29)		(29)	(7)	(36)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		11			11		11
Common stock repurchased		(6)			(6)		(6)
Balance at March 31, 2023	$601	$4	$3,214	$(1,789)	$2,030	$452	$2,482

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023 and of its cash flows for the three months ended March 31, 2024 and 2023. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

During the fourth quarter of 2023, the Company recast its segment reporting to reclassify European corporate costs that were previously included in Corporate and other unallocated items in the European Beverage segment. Prior periods have been recast to conform to the new presentation.

During the first quarter of 2024, the Company completed a review of the useful lives of its beverage machinery and equipment and buildings based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized. The Company engaged a third-party appraiser to assist in this review and, as a result, effective January 1, 2024, the Company revised the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years. The change in useful lives resulted in a net reduction in depreciation expense of approximately $16 or $0.10 per diluted share for the three months ended March 31, 2024, as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

In the first quarter of 2024, the Company corrected its presentation of certain borrowings and repayments of short-term debt that did not qualify for net presentation in our previously issued Consolidated Statements of Cash Flows. The Company now presents these borrowings and repayments of short-term debt on a gross basis within cash flows from financing activities. The Company determined that the corrections, which had no impact to cash flows provided by (used for) financing activities, were not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effects of the revisions on each of the impacted financial statement line items within the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2022 and 2023, as well as the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 were as follows:

Crown Holdings, Inc.

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$331	$(82)	$249
Proceeds from short-term debt	—	82	82
Net cash provided by financing activities	262	—	262

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$(311)	$(82)	$(393)
Proceeds from short-term debt	—	120	120
Payments of short-term debt	—	(38)	(38)
Net cash provided by financing activities	101	—	101

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$(362)	$(31)	$(393)
Proceeds from short-term debt	—	127	127
Payments of short-term debt	—	(96)	(96)
Net cash provided by financing activities	35	—	35

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$(398)	$2	$(396)
Proceeds from short-term debt	—	129	129
Payments of short-term debt	—	(131)	(131)
Net cash provided by financing activities	116	—	116

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$268	$—	$268
Proceeds from short-term debt	—	45	45
Payments of short-term debt	—	(45)	(45)
Net cash used for financing activities	(25)	—	(25)

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$12	$27	$39
Proceeds from short-term debt	—	15	15
Payments of short-term debt	—	(42)	(42)
Net cash used for financing activities	(2,944)	—	(2,944)

Crown Holdings, Inc.

B.Recent Accounting and Reporting Pronouncements

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board issued new guidance that requires incremental disclosures related to reportable segments. That standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision mater ("CODM") and included within each reported measure of profit or loss. The title and position of the CODM and how the reported measure of segment profit or loss is used by the CODM to assess segment performance and allocate resources is also required to be disclosed. The standard also permits disclosure of additional measures of segment profit. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As the guidance impacts disclosure only, it will not have an impact on the Company's financial results. These changes in disclosure will initially be reflected in the annual financial statement footnotes for the year ended December 31, 2024.

In December 2023, the Financial Accounting Standards Board issue a final standard on improvements to income tax disclosures. The standard requires disclosure of specific categories within the effective tax rate reconciliation and details about significant reconciling items, subject to a quantitative threshold. The standard also requires information on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,123	$1,310
Restricted cash included in prepaid expenses and other current assets	95	90
Total cash, cash equivalents and restricted cash	$1,218	$1,400

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	March 31, 2024	December 31, 2023
Accounts receivable	$1,031	$1,122
Less: allowance for credit losses	(32)	(29)
Net trade receivables	999	1,093
Unbilled receivables	381	338
Miscellaneous receivables	257	288
	$1,637	$1,719

E.    Inventories

	March 31, 2024	December 31, 2023
Raw materials and supplies	$983	$1,031
Work in process	143	139
Finished goods	484	443
	$1,610	$1,613

Crown Holdings, Inc.

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2024			December 31, 2023
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,405	$(690)	$715	$1,423	$(670)	$753
Trade names	532	(134)	398	539	(130)	409
Technology	158	(138)	20	159	(133)	26
Long term supply contracts	169	(103)	66	167	(99)	68
Patents	12	(10)	2	12	(10)	$2
	$2,276	$(1,075)	$1,201	$2,300	$(1,042)	$1,258

Net income for the three months ended March 31, 2024 and 2023 included amortization expense of $40.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $672 and $862 confirmed obligations outstanding under these supplier finance programs as of March 31, 2024 and December 31, 2023 included in Accounts Payable.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended
	March 31,
	2024	2023
Asset sales and impairments	$3	$2
Restructuring	19	9
Other costs	1	—
	$23	$11

For the three months ended March 31, 2024 restructuring primarily included headcount reductions and other exit costs in the Company's European Beverage segment.

For the three months ended March 31, 2023, restructuring primarily included headcount reductions in the Company's European Beverage and Other segments.

During the first quarter of 2024, the Company made payments of $12 and had a restructuring accrual of $28, primarily related to previously announced restructuring actions and the items referenced above. The Company expects to pay these amounts over the next twelve months. The Company continues to review its costs structure and may record additional restructuring charges in the future.

I.    Asbestos-Related Liabilities

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963.

Crown Holdings, Inc.

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

During the three months ended March 31, 2024, the Company paid $3 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	58,500
New claims	400
Settlements or dismissals	(100)
Ending claims	58,800

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2023, the Company's outstanding claims were:

Crown Holdings, Inc.

Claimants alleging first exposure after 1964	18,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	1,500
Other states that have enacted asbestos legislation	6,000
Other states	20,000
Total claims outstanding	58,500

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

As of December 31, 2023 and 2022, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2023	2022
Total claims	25%	24%
Pre-1965 claims in states without asbestos legislation	44%	43%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2024.

As of March 31, 2024, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $201, including $145 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 82% of the claims outstanding at the end of 2023), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

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

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. On December 29, 2023, the FCA issued a decision imposing a fine of €4 million on the Company. The Company has appealed the decision of the FCA, however there can be no assurance regarding the outcome of such appeal.

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

Crown Holdings, Inc.

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

At March 31, 2024, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Crown Holdings, Inc.

at the date of the last effectiveness test is reclassified into earnings at the same time of the underlying exposure or when the forecasted transaction becomes probable of not occurring.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2024 mature between one and thirty-three months.

The Company uses commodity forward contracts to hedge anticipated purchases of various commodities, primarily aluminum as well as natural gas and electricity, and these exposures are hedged by a central treasury unit.

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

	Amount of gain/(loss) recognized in OCI
	Three Months Ended March 31,
Derivatives in cash flow hedges	2024	2023
Foreign exchange	$1	$2
Commodities	(8)	1
	$(7)	$3

	Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended March 31,
Derivatives in cash flow hedges	2024	2023	Affected line items in the Statement of Operations
Commodities	$(4)	$(2)	Net sales
Foreign exchange	—	1	Cost of products sold, excluding depreciation and amortization
Commodities	1	(3)	Cost of products sold, excluding depreciation and amortization
	(3)	(4)	Income before taxes and equity in net earnings of affiliates
	1	1	Provision for income taxes
	$(2)	$(3)	Net income

For the twelve-month period ending March 31, 2025, a net loss of $5 ($4, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the three months ended March 31, 2024 and 2023 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three months ended March 31, 2024 and 2023, the Company recorded a gain of $4 and a loss of $5, respectively, from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain /(loss) recognized in earnings
	Three Months Ended March 31,
Derivatives not designated as hedges	2024	2023	Affected line item in the Statement of Operations
Foreign exchange	$—	$(1)	Cost of products sold, excluding depreciation and amortization
Foreign exchange	2	4	Foreign exchange
	$2	$3

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $41 ($34, net of tax) and a loss of $16 ($14, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of March 31, 2024 and December 31, 2023, cumulative gains of $90 ($102, net of tax) and $49 ($68, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was approximately €1,629 ($1,758) at March 31, 2024.

The Company also has cross-currency swaps with an aggregate notional values of $875 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2026 and reduced interest expense by $6 for the three months ended March 31, 2024 and 2023.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

Crown Holdings, Inc.

	Amount of gain / (loss) recognized in AOCI
	Three Months Ended March 31,
Derivatives designated as net investment hedges	2024	2023
Foreign exchange	$12	$(5)

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	March 31, 2024	December 31, 2023	Balance Sheet classification	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$1	$1	Accrued liabilities	$1	$2
Foreign exchange contracts fair value	Prepaid expenses and other current assets	1	—	Accrued liabilities	1	2
Commodities contracts cash flow	Prepaid expenses and other current assets	7	13	Accrued liabilities	11	13
Net investment hedge	Other non-current assets	62	47	Other non-current liabilities	—	—
		$71	$61		$13	$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$12	$3	Accrued liabilities	$7	$3

Total derivatives		$83	$64		$20	$20

	Carrying amount of the hedged assets / liabilities
	March 31, 2024	December 31, 2023
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$2	$2
Receivables, net	10	12
Accounts payable	63	120

As of March 31, 2024 and December 31, 2023, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were a net loss of less than $1 and a net gain of $2.

Offsetting of Derivative Assets and Liabilities

Crown Holdings, Inc.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2024
Derivative assets	$83	4	79
Derivative liabilities	20	4	16

Balance at December 31, 2023
Derivative assets	$64	7	57
Derivative liabilities	20	7	13

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2024 and December 31, 2022 were:

	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign exchange	$353	$75
Commodities	113	160
Derivatives designated as fair value hedges:
Foreign exchange	152	202
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	263	302

Crown Holdings, Inc.

L.    Debt

	March 31, 2024		December 31, 2023
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$87	$87	$16	$16

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,575	1,570	1,575	1,569
Euro due 2027[1]	572	572	589	589
Senior notes and debentures:
€600 at 2.625% due 2024	647	647	663	662
€600 at 3.375% due 2025	647	646	663	662
U.S. dollar at 4.25% due 2026	400	398	400	398
U.S. dollar at 4.75% due 2026	875	871	875	871
U.S. dollar at 7.375% due 2026	350	350	350	350
€500 at 2.875% due 2026	539	537	552	550
€500 at 5.00% due 2028	539	532	552	544
€500 at 4.75% due 2029	539	533	552	544
U.S. dollar at 5.25% due 2030	500	494	500	494
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	176	176	185	185
Total long-term debt	7,399	7,366	7,496	7,458
Less current maturities	(743)	(743)	(759)	(759)
Total long-term debt, less current maturities	$6,656	$6,623	$6,737	$6,699
(1) €530 and €533 at March 31, 2024 and December 31, 2023
The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $7,441 at March 31, 2024 and $7,484 at December 31, 2023.

The U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25% at March 31, 2024 and at December 31, 2023.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2024	2023
Service cost	$4	$3
Interest cost	13	12
Expected return on plan assets	(15)	(15)
Recognized net loss	10	11
Net periodic cost	$12	$11

Crown Holdings, Inc.

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2024	2023
Service cost	$1	$3
Interest cost	5	5
Expected return on plan assets	(6)	(5)
Recognized net loss	2	1
Net periodic cost	$2	$4

	Three Months Ended
	March 31,
Other postretirement benefits	2024	2023
Interest cost	$2	$2
Net periodic cost	$2	$2

The components of net periodic cost other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
	March 31,
Details about accumulated other comprehensive income components	2024	2023	Affected line items in the statement of operations
Actuarial losses	$12	$12	Other pension and postretirement
	12	12	Income before taxes and equity in net earnings of affiliates
	(2)	(2)	Provision for income taxes
Total reclassified	$10	$10	Net income

N.    Capital Stock

On December 9, 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company has remaining Board authorization to repurchase $2,300 of the Company's common stock under the program as of March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company declared and paid cash dividends of $0.25 per share and $0.24 per share respectively. Additionally, on May 2, 2024, the Company's Board of Directors declared a dividend of $0.25 per share payable on June 27, 2024 to shareholders of record as of June 13, 2024.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

Crown Holdings, Inc.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2023	$(686)	$(1,197)	$(9)	$(1,892)
Other comprehensive income before reclassifications	—	88	2	90
Amounts reclassified from accumulated other comprehensive income	10	—	3	13
Other comprehensive income	10	88	5	103
Balance at March 31, 2023	$(676)	$(1,109)	$(4)	$(1,789)

Balance at January 1, 2024	$(664)	$(1,022)	$(1)	$(1,687)
Other comprehensive income / (loss) before reclassifications	—	11	(7)	4
Amounts reclassified from accumulated other comprehensive income	10	—	2	12
Other comprehensive income / (loss)	10	11	(5)	16
Balance at March 31, 2024	$(654)	$(1,011)	$(6)	$(1,671)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2024	2023
Revenue recognized over time	$1,571	$1,664
Revenue recognized at a point in time	1,213	1,310
Total revenue	$2,784	$2,974

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $14 and $8 as of March 31, 2024 and December 31, 2023, respectively, included in prepaid and other current assets. During the three months ended March 31, 2024, the Company satisfied performance obligations related to contract assets at December 31, 2023 and also recorded new contract assets primarily related to work in process for the equipment business.

Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

Crown Holdings, Inc.

	Three Months Ended
	March 31,
	2024	2023
Net income attributable to Crown Holdings	$67	$102
Weighted average shares outstanding:
Basic	119.6	119.2
Dilutive restricted stock	0.2	0.4
Diluted	119.8	119.6
Basic earnings per share	$0.56	$0.86
Diluted earnings per share	$0.56	$0.85

For the three months ended March 31, 2024 and 2023, 0.20 million and 0.08 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

R.    Segment Information

The Company evaluates performance and allocates resources based on segment income, which is not a defined term under GAAP. The Company defines segment income as income from operations adjusted to exclude intangibles amortization charges, provisions for restructuring and other and the impact of fair value adjustments related to inventory acquired in an acquisition. Segment income should not be considered in isolation or as a substitute for net income prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments.

	External Sales
	Three Months Ended
	March 31,
	2024	2023
Americas Beverage	$1,222	$1,261
European Beverage	482	479
Asia Pacific	279	338
Transit Packaging	520	564
Other	281	332
Total	$2,784	$2,974

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales
	Three Months Ended
	March 31,
	2024	2023
Transit Packaging	$5	$13
Other	21	38
Total	$26	$51

Intersegment sales primarily include sales of equipment and parts used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income
	Three Months Ended
	March 31,
	2024	2023
Americas Beverage	$189	$178
European Beverage	51	39
Asia Pacific	42	36
Transit Packaging	68	78
Total reportable segments	$350	$331

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2024	2023
Segment income of reportable segments	$350	$331
Segment income of other	8	27
Corporate and unallocated items	(50)	(38)
Restructuring and other, net	(23)	(11)
Amortization of intangibles	(40)	(40)
Other pension and postretirement	(11)	(11)
Interest expense	(113)	(102)
Interest income	20	9
Foreign exchange	(7)	(4)
Income from operations before taxes and equity in net earnings of affiliates	$134	$161

For the three months ended March 31, 2023, intercompany profits of $1 were eliminated within segment income of other.

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2024 compared to 2023 and changes in financial condition and liquidity from December 31, 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable organic and inorganic growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil, Europe, and Southeast Asia. Growth has been driven by new product introductions in North America, customer and consumer focus on the sustainability benefits of aluminum, and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of approximately $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2021. In 2023, the impact of higher inflation and interest rates slowed growth in many markets. Based on current market conditions, the Company expects to have the ability to meet current and future demand growth with its current installed capital base and expects capital spending to be no more than $500 in 2024.

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a targeted net leverage ratio in the range of 3.0x to 3.5x adjusted EBITDA (a non-GAAP measure). At the current net leverage level, the Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders in the future. In December 2021, the Board of Directors authorized the repurchase of $3,000 in Company common stock through the end of 2024.

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

To date the war between Russia and Ukraine and the conflicts in the Middle East have not had a direct material impact on the Company's business, financial condition, or results of operations.

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

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment and the Thai baht in the Company's Asia Pacific segment.

Crown Holdings, Inc.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2024	2023
Net sales	$2,784	$2,974

Net sales decreased primarily due to $130 from the pass-through of lower aluminum, steel and other commodity costs and lower overall volumes in Asia Pacific, Transit Packaging and Other segments, partially offset by higher beverage can shipments in the Americas and European Beverage segments and favorable foreign currency translation of $10.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico.

The U.S. and Canadian beverage can markets have experienced growth in recent years due to the introduction of new beverage products in cans versus other packaging formats. In Brazil and Mexico, the Company's volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packing.

To meet volume requirements in these markets, the Company added a new greenfield facility in Mesquite, Nevada in 2023.

Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net sales	$1,222	$1,261
Segment income	189	178

Net sales decreased primarily due to the pass-through of $58 lower aluminum costs, partially offset by 7% higher shipments in North America and favorable foreign currency translation of $7.

Segment income improved due to higher shipments and lower start up costs compared to 2023.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to a market shift to cans versus other packaging formats. To meet volume requirements, the Company added additional line capacity in Agoncillo, Spain, a new greenfield facility in Peterborough, U.K. and acquired Helvetia Packaging AG, a beverage can and end manufacturing facility in Saarlouis, Germany.

During the fourth quarter of 2023, the Company recast its segment reporting to reclassify European corporate costs that were previously included in Corporate and other unallocated items in the European Beverage segment. Prior periods were recast to conform to the new presentation.

Crown Holdings, Inc.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net sales	$482	$479
Segment income	51	39

Net sales increased primarily due to 5% higher shipments and favorable foreign currency translation of $6, partially offset by $16 pass-through of lower aluminum costs.

Segment income improved due to higher shipments and lower start up costs compared to 2023.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically, growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

In 2023, volume softness was noted across each country in the Asia Pacific segment as the region continues to struggle with the effects of higher inflation and interest rates. In the fourth quarter of 2023, the Company announced the closure of its beverage can facilities in Ho Chi Minh City, Vietnam and Singapore with capacity relocated to the Company's Vung Tau, Vietnam facility.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023 and had net sales of $3 for the three months ended March 31, 2024. Property, plant and equipment in Myanmar as of March 31, 2024 was $51, including $25 of land and buildings and $26 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net sales	$279	$338
Segment income	42	36

Net sales decreased primarily due to 8% lower shipments, the pass-through of $19 lower aluminum costs and unfavorable foreign currency of $6.

Segment income increased primarily due to improved matching of aluminum pass-through provisions as a result of lower inventory in 2024.

Transit Packaging

The Company's Transit Packaging segment includes the Company's worldwide automation and equipment technologies, protective packaging solutions and steel and plastic consumables Automation and equipment technologies include manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply and remove consumables such as strap and film. Protective solutions include standard and purpose designed products, such as airbags, edge protectors, and honeycomb products, among others, that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Steel and plastic consumables include steel strap, plastic strap, industrial film and other related products that are used across a wide range of industries.
Net sales and segment income in the Transit Packaging segment were as follows:

Crown Holdings, Inc.

	Three Months Ended
	March 31,
	2024	2023
Net sales	$520	$564
Segment income	68	78

Net sales decreased primarily due to the pass-through of $24 lower material costs and lower volumes.

Segment income decreased primarily due to lower volumes.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company is expected to add a pet food can line to its Dubuque, Iowa plant in 2024.

In 2023, the Company right-sized the beverage can equipment operations in the U.K. to reflect the expected significant reduction in orders from global beverage can manufacturers. Additionally, in the fourth quarter of 2023, the Company announced the closure of its Decatur, IL aerosol can plant in response to lower aerosol can demand.

Net sales and segment income in Other were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net sales	$281	$332
Segment income	8	27

Net sales and segment income decreased primarily due to lower volumes in the food can, aerosol can and equipment businesses. Net sales were also negatively impacted by $11 due to the pass-through of lower steel costs.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended
	March 31,
	2024	2023
Corporate and unallocated expense	$(50)	$(38)

Corporate and unallocated expenses increased for the three months ended March 31, 2024 compared to 2023, primarily due to higher property insurance costs, including $8 incurred during the quarter related to a facility fire, and incentive compensation.

Depreciation and Amortization

The Company periodically reviews the useful lives of property, plant and equipment. Based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized, the Company engaged a third-party appraiser to assist in this review and, as a result, increased the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years effective January 1, 2024. The change in accounting estimate will be applied on a prospective basis. The change in useful lives resulted in a net reduction in depreciation expense of $16 for the three months ended March 31, 2024, as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

Crown Holdings, Inc.

Restructuring and other, net

For the three months ended March 31, 2024, restructuring and other net charges of $23 primarily included business reorganization activities in the Company's European Beverage segment. The Company continues to review its costs structure and may record additional restructuring charges in the future.

Taxes on income

The increase in the effective tax rate for the three months ended March 31, 2024 compared to 2023, was primarily due to the geographic distribution of the Company's world-wide earnings in higher-tax jurisdictions.

Effective January 1, 2024, various jurisdictions in which the Company operates have enacted the Pillar II directive which establishes a global minimum corporate tax rate of 15% initiated by the Organisation for Economic Co-operation and Development. The Company does not expect Pillar II to have a material impact on its financial results, including its annual estimated effective tax rate or liquidity for 2024.

Net income attributable to noncontrolling interest

For the three months ended March 31, 2024 compared to 2023, net income from noncontrolling interests increased from $20 to $26 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash used for operating activities decreased from $235 for the three months ended March 31, 2023 to $102 for the three months ended March 31, 2024, primarily due to working capital improvements, partially offset by lower distributions from equity method investments.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 35 days as of March 31, 2023 to 32 days as of March 31, 2024.

Inventory turnover decreased from 74 days at March 31, 2023 to 63 days at March 31, 2024, primarily due to efforts to reduce inventory levels across most businesses.

Days outstanding for trade payables decreased from 84 days at March 31, 2023 to 83 days at March 31, 2024.
Investing Activities

Cash used for investing activities decreased from $161 for the three months ended March 31, 2023 to $81 for the three months ended March 31, 2024, primarily due to lower capital expenditures. Additionally, the three months ended March 31, 2023 included a distribution from an equity method investment of $56.

The Company currently expects capital expenditures in 2024 to be no more than $500.

Financing Activities

Cash provided by financing activities decreased from $262 for the three months ended March 31, 2023 to $9 for the three months ended March 31, 2024 primarily due to higher borrowings on the credit facility in the first quarter of 2023.

Liquidity

As of March 31, 2024, $634 of the Company's $1,123 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash

Crown Holdings, Inc.

equivalents located outside the U.S., $382 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and as of March 31, 2024, the Company had available capacity of $1,613. The Company could have borrowed this amount at March 31, 2024 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.3 to 1.0 at March 31, 2024 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $800 that expires in July 2025 and securitization facilities with program limits of $230 and $160 that expire in November 2025.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

Based on market conditions and interest rates, the Company may consider various opportunistic strategies to manage its pension obligations, including lump sum payments and the purchase of annuity insurance contracts, which may require additional pension contributions and the use of plan assets. These strategies could be significant and result in the Company recording pension settlement charges to accelerate the timing of recognition of actuarial losses recorded in accumulated other comprehensive income. As of March 31, 2024, the Company had $674 of net losses related to pension benefit obligations recorded in accumulated other comprehensive income.

Capital Resources

As of March 31, 2024, the Company had approximately $112 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

Contractual Obligations

There were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which information is incorporated herein by reference.

Crown Holdings, Inc.

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

Crown Cork Obligor Group

Three Months Ended
March 31, 2024
Net sales	$—
Gross Profit	—
Income from operations	(1)
Net income[1]	(18)
Net income attributable to Crown Holdings[1]	(18)
(1) Includes $14 of expense related to intercompany interest with non-guarantor subsidiaries

	March 31, 2024	December 31, 2023
Current assets	$13	$22
Non-current assets	34	29
Current liabilities	47	49
Non-current liabilities[1]	6,298	6,265
(1) Includes payables of $5,539 and $5,514 due to non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023

Crown Americas Obligor Group

Three Months Ended
March 31, 2024
Net sales[1]	$1,160
Gross profit[2]	163
Income from operations[2]	39
Net income[3]	(14)
Net income attributable to Crown Holdings[3]	(14)
(1) Includes $102 of sales to non-guarantor subsidiaries
(2) Includes $10 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $6 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

Crown Holdings, Inc.

	March 31, 2024	December 31, 2023
Current assets[1]	$1,403	$1,423
Non-current assets[2]	3,816	3,850
Current liabilities[3]	1,154	1,166
Non-current liabilities[4]	6,510	6,553
(1) Includes receivables of $38 and $30 due from non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023
(2) Includes receivables of $165 and $189 due from non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023
(3) Includes payables of $29 and $35 due to non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023
(4) Includes payables of $2,087 and $2,134 due to non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements, as applicable, are included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which are not historical facts (including any statements concerning the direct or indirect impact of the COVID-19 pandemic, conflicts in the Middle East and the Russia-Ukraine war, objectives of management for share repurchases, dividends, future operations or economic performance, or assumptions related thereto, including the potential for higher interest rates and energy prices), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference.

Crown Holdings, Inc.

Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A of Part II below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2024, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2024, the Company had $2.3 billion principal floating interest rate debt and $1.1 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Crown Holdings, Inc.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, 58,900 shares were surrendered to cover taxes on the vesting of restricted stock.

In December 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The Company has remaining Board authorization to repurchase $2,300 of the Company's common stock under the program as of March 31, 2024.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a) Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on May 2, 2024 (the “Annual Meeting”). As of March 12, 2024, the record date for the meeting, 120,794,273 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 108,996,308 shares of Common Stock were present or represented at the meeting.

(b) The following individuals were nominated and elected to serve as directors:

Timothy J. Donahue, Richard H. Fearon, Andrea J. Funk, Stephen J. Hagge, James H. Miller, B. Craig Owens, Angela M. Snyder, Caesar F. Sweitzer, Marsha C. Williams and Dwayne A. Wilson.

At the Annual Meeting, the Company’s Shareholders voted on the five matters below as follows:

1)The Company's Shareholders elected the following directors pursuant to the following vote:

Crown Holdings, Inc.

Directors	Votes For	Votes Withheld	Broker Non-Vote

Timothy J. Donahue	95,929,459	7,776,333	5,290,516

Richard H. Fearon	98,012,533	5,693,259	5,290,516

Andrea J. Funk	101,536,684	2,169,108	5,290,516

Stephen J. Hagge	100,172,734	3,533,058	5,290,516

James H. Miller	97,079,096	6,626,696	5,290,516

B. Craig Owens	101,463,780	2,242,012	5,290,516

Angela M. Snyder	102,024,135	1,681,657	5,290,516

Caesar F. Sweitzer	99,847,032	3,858,760	5,290,516

Marsha C. Williams	98,274,088	5,431,704	5,290,516

Dwayne A. Wilson	101,863,419	1,842,373	5,290,516

2)The Company's Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2024 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
103,295,703	5,278,646	421,959	—

3)The Company's Shareholders approved, by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2024 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
99,533,007	4,024,953	147,832	5,290,516

4)The Company's Shareholders approved an amendment to the Company's Articles of Incorporation to reduce the minimum and maximum size of Board of Directors to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
103,118,826	445,525	141,441	5,290,516

Crown Holdings, Inc.

5)The Company's Shareholders did not approve the Shareholder proposal regarding transparency in political spending to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
50,160,413	52,421,215	1,124,164	5,290,516

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: May 6, 2024