Form 10-Q
period 2024-06-30
CROWN HOLDINGS, INC.
filed 2024-07-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

There were 120,640,575 shares of Common Stock outstanding as of July 26, 2024.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$3,040	$3,109	$5,824	$6,083
Cost of products sold, excluding depreciation and amortization	2,379	2,463	4,626	4,874
Depreciation and amortization	115	125	230	248
Selling and administrative expense	150	148	304	308
Restructuring and other, net	17	6	40	17
Income from operations	379	367	624	636
Other pension and postretirement	13	16	24	27
Interest expense	112	110	225	212
Interest income	(16)	(12)	(36)	(21)
Foreign exchange	5	14	12	18
Income before taxes and equity in net earnings of affiliates	265	239	399	400
Provision for income taxes	54	59	94	101
Equity in net earnings of affiliates	(4)	7	(5)	10
Net income	207	187	300	309
Net income attributable to noncontrolling interests	33	30	59	50
Net income attributable to Crown Holdings	$174	$157	$241	$259

Earnings per common share attributable to Crown Holdings:
Basic	$1.45	$1.31	$2.02	$2.17
Diluted	$1.45	$1.31	$2.01	$2.16

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$207	$187	$300	$309

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(138)	77	(130)	166
Pension and other postretirement benefits	10	9	20	19
Derivatives qualifying as hedges	14	(13)	9	(8)
Total other comprehensive income	(114)	73	(101)	177

Total comprehensive income	93	260	199	486
Net income attributable to noncontrolling interests	33	30	59	50
Translation adjustments attributable to noncontrolling interests	—	(2)	(3)	(1)
Comprehensive income attributable to Crown Holdings	$60	$232	$143	$437

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,414	$1,310
Receivables, net	1,771	1,719
Inventories	1,526	1,613
Prepaid expenses and other current assets	221	191
Total current assets	4,932	4,833

Goodwill	3,031	3,117
Intangible assets, net	1,140	1,258
Property, plant and equipment, net	4,980	5,062
Operating lease right-of-use assets, net	209	211
Other non-current assets	566	553
Total assets	$14,858	$15,034

Liabilities and equity
Current liabilities
Short-term debt	$94	$16
Current maturities of long-term debt	1,367	759
Current portion of operating lease liabilities	46	45
Accounts payable	2,303	2,459
Accrued liabilities	878	922
Total current liabilities	4,688	4,201

Long-term debt, excluding current maturities	5,949	6,699
Pension and postretirement liabilities	400	414
Non-current portion of operating lease liabilities	173	175
Other non-current liabilities	671	681
Commitments and contingent liabilities (Note J)

Noncontrolling interests	470	454
Crown Holdings shareholders’ equity	2,507	2,410
Total equity	2,977	2,864
Total liabilities and equity	$14,858	$15,034

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$300	$309
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	230	248
Restructuring and other, net	40	17
Pension and postretirement expense	35	38
Pension contributions	(5)	(4)
Stock-based compensation	20	17
Equity earnings, net of distributions	8	20
Working capital changes and other	(285)	(352)
Net cash provided by operating activities	343	293
Cash flows from investing activities
Capital expenditures	(178)	(454)
Net investment hedge	13	13
Proceeds from sale of property, plant and equipment	22	2
Distribution from equity method investment	—	56
Other	—	5
Net cash used for investing activities	(143)	(378)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	—	(393)
Proceeds from short-term debt	124	120
Payments of short-term debt	(44)	(38)
Proceeds from long-term debt	20	538
Payments of long-term debt	(60)	(40)
Debt issuance costs	—	(8)
Dividends paid to noncontrolling interests	(40)	(11)
Dividends paid to shareholders	(60)	(57)
Common stock repurchased	(7)	(11)
Other	(3)	1
Net cash (used for) / provided by financing activities	(70)	101
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(12)
Net change in cash, cash equivalents and restricted cash	111	4
Cash, cash equivalents and restricted cash at January 1	1,400	639
Cash, cash equivalents and restricted cash at June 30	$1,511	$643

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2024	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
Net income			67		67	26	93
Other comprehensive income				16	16	(3)	13
Dividends declared			(30)		(30)	(15)	(45)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased		(5)			(5)		(5)
Balance at March 31, 2024	$605	$23	$3,513	$(1,671)	$2,470	$462	$2,932
Net income			174		174	33	207
Other comprehensive income				(114)	(114)	—	(114)
Dividends declared			(30)		(30)	(25)	(55)
Stock-based compensation		8			8		8
Common stock issued		1			1		1
Common stock repurchased		(2)			(2)		(2)
Balance at June 30, 2024	$605	$30	$3,657	$(1,785)	$2,507	$470	$2,977

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

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023 and of its cash flows for the six months ended June 30, 2024 and 2023. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

During the first quarter of 2024, the Company completed a review of the useful lives of its beverage machinery and equipment and buildings based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized. The Company engaged a third-party appraiser to assist in this review and, as a result, effective January 1, 2024, the Company revised the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years. The change in useful lives resulted in a net reduction in depreciation expense of approximately $16 or $0.10 and $32 or $0.20 per diluted share for the three and six months ended June 30, 2024, respectively, as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

In the first quarter of 2024, the Company corrected its presentation of certain borrowings and repayments of short-term debt that did not qualify for net presentation in our previously issued Consolidated Statements of Cash Flows. The Company now presents these borrowings and repayments of short-term debt on a gross basis within cash flows from financing activities. The Company determined that the corrections, which had no impact to cash flows (used for) provided by financing activities, were not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effects of the revisions on each of the impacted financial statement line items within the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2022 and 2023, as well as the six months ended June 30, 2023 and the nine months ended September 30, 2023 were as follows:

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

Crown Holdings, Inc.

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

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,414	$1,310
Restricted cash included in prepaid expenses and other current assets	97	90
Total cash, cash equivalents and restricted cash	$1,511	$1,400

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	June 30, 2024	December 31, 2023
Accounts receivable	$1,180	$1,122
Less: allowance for credit losses	(31)	(29)
Net trade receivables	1,149	1,093
Unbilled receivables	337	338
Miscellaneous receivables	285	288
	$1,771	$1,719

E.    Inventories

	June 30, 2024	December 31, 2023
Raw materials and supplies	$948	$1,031
Work in process	132	139
Finished goods	446	443
	$1,526	$1,613

Crown Holdings, Inc.

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2024			December 31, 2023
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,376	$(700)	$676	$1,423	$(670)	$753
Trade names	530	(139)	391	539	(130)	409
Technology	156	(142)	14	159	(133)	26
Long term supply contracts	153	(96)	57	167	(99)	68
Patents	12	(10)	2	12	(10)	$2
	$2,227	$(1,087)	$1,140	$2,300	$(1,042)	$1,258

Net income for the three and six months ended June 30, 2024 and 2023 included amortization expense of $41 and $81, respectively.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $783 and $862 confirmed obligations outstanding under these supplier finance programs as of June 30, 2024 and December 31, 2023 included in Accounts Payable.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Asset sales and impairments	$1	$1	$4	$3
Restructuring	16	5	35	14
Other costs	—	—	1	—
	$17	$6	$40	$17

For the three and six months ended June 30, 2024 and June 30, 2023, restructuring primarily included headcount reductions and other exit costs in the Company's European Beverage and Other segments.

Additionally, during the second quarter of 2024, the Company closed its food can plant in La Villa, Mexico and entered into an agreement to sell equipment for $30 to be paid in three annual installments. The first $10 installment was received during the quarter. The Company expects to recognize a gain of approximately $20 in the third quarter of 2024, when control of the equipment transfers.

During the six months ended June 30, 2024, the Company made payments of $28 and had a restructuring accrual of $23, primarily related to previously announced restructuring actions and the items referenced above. The Company expects to pay these amounts over the next twelve months. The Company continues to review its costs structure and may record additional restructuring charges in the future.

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

During the six months ended June 30, 2024, the Company paid $5 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	58,500
New claims	700
Settlements or dismissals	(200)
Ending claims	59,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2024.

As of June 30, 2024, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $198, including $133 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

In June 2024, the Brazilian Federal Tax Authorities issued an assessment against the Company's Brazilian subsidiary in relation to the use of PIS and COFINS indirect tax credits arising from a favorable judicial decision received by the Company in 2019. The assessment disallowed credits of $42 taken by the Company for the years 2004 through 2015 when the PIS and COFINS indirect taxes were calculated by fixed rates and assessed interest and penalties. The Company does not believe that a loss for this assessment is probable and plans to challenge the assessment at the

Crown Holdings, Inc.

administrative and judicial level, if necessary. There can be no assurances that the Company will be successful in contesting the assessment.

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

At June 30, 2024, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2024 mature between one and thirty months.

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

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2024	2023	2024	2023
Foreign exchange	$—	$1	$1	$3
Commodities	10	(17)	2	(16)
	$10	$(16)	$3	$(13)

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2024	2023	2024	2023	Affected line items in the Statement of Operations
Commodities	$(14)	$6	$(18)	$4	Net sales
Foreign exchange	—	1	—	2	Cost of products sold, excluding depreciation and amortization
Commodities	8	(11)	9	(14)	Cost of products sold, excluding depreciation and amortization
	(6)	(4)	(9)	(8)	Income before taxes and equity in net earnings of affiliates
	2	1	3	2	Provision for income taxes
	$(4)	$(3)	$(6)	$(6)	Net income

For the twelve-month period ending June 30, 2025, a net gain of $5 ($4, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the six months ended June 30, 2024 and 2023 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three and six months ended June 30, 2024, the Company recorded a gain of $11 and $15, respectively, from foreign exchange contracts designated as fair value hedges. For the three and six months ended June 30, 2023, the Company recorded losses of $5 and $10 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

Crown Holdings, Inc.

	Pre-tax amounts of gain/(loss) recognized in income on derivative		Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedges	2024	2023	2024	2023	Affected line item in the Statement of Operations
Foreign exchange	$—	$(2)	$—	$(3)	Cost of products sold, excluding depreciation and amortization
Foreign exchange	2	—	4	4	Foreign exchange
	$2	$(2)	$4	$1

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2024, the Company recorded gains of $12 ($10, net of tax) and $53 ($44, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and six months ended June 30, 2023, the Company recorded losses of $6 ($5, net of tax) and $22 ($19, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of June 30, 2024 and December 31, 2023, cumulative gains of $103 ($112, net of tax) and $49 ($68, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was approximately €1,653 ($1,771) at June 30, 2024.

The Company also has cross-currency swaps with an aggregate notional values of $875 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2026 and reduced interest expense by $6 and $12 for the three and six months ended June 30, 2024 and 2023.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months ended June 30,		Six months ended June 30,
Derivatives designated as net investment hedges	2024	2023	2024	2023
Foreign exchange	$—	$(14)	$12	$(19)

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

Crown Holdings, Inc.

	Balance Sheet classification	June 30, 2024	December 31, 2023	Balance Sheet classification	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$2	$1	Accrued liabilities	$3	$2
Foreign exchange contracts fair value	Prepaid expenses and other current assets	4	—	Accrued liabilities	—	2
Commodities contracts cash flow	Prepaid expenses and other current assets	14	13	Accrued liabilities	8	13
Net investment hedge	Other non-current assets	63	47	Other non-current liabilities	—	—
		$83	$61		$11	$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$16	$3	Accrued liabilities	$6	$3

Total derivatives		$99	$64		$17	$20

	Carrying amount of the hedged assets / liabilities
	June 30, 2024	December 31, 2023
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$1	$2
Receivables, net	10	12
Accounts payable	65	120

As of June 30, 2024 and December 31, 2023, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were a net loss of $4 and a net gain of $2.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2024
Derivative assets	$99	$6	$93
Derivative liabilities	17	6	11

Balance at December 31, 2023
Derivative assets	$64	$7	$57
Derivative liabilities	20	7	13

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 were:

Crown Holdings, Inc.

	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign exchange	$268	$75
Commodities	43	160
Derivatives designated as fair value hedges:
Foreign exchange	122	202
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	326	302

L.    Debt

	June 30, 2024		December 31, 2023
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$94	$94	$16	$16

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,575	1,570	1,575	1,569
Euro due 2027[1]	557	557	589	589
Senior notes and debentures:
€600 at 2.625% due 2024	643	643	663	662
€600 at 3.375% due 2025	643	642	663	662
U.S. dollar at 4.25% due 2026	400	398	400	398
U.S. dollar at 4.75% due 2026	875	871	875	871
U.S. dollar at 7.375% due 2026	350	350	350	350
€500 at 2.875% due 2026	536	534	552	550
€500 at 5.00% due 2028	536	529	552	544
€500 at 4.75% due 2029	536	530	552	544
U.S. dollar at 5.25% due 2030	500	494	500	494
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	158	158	185	185
Total long-term debt	7,349	7,316	7,496	7,458
Less current maturities	(1,367)	(1,367)	(759)	(759)
Total long-term debt, less current maturities	$5,982	$5,949	$6,737	$6,699
(1) €520 and €533 at June 30, 2024 and December 31, 2023
The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $7,405 at June 30, 2024 and $7,484 at December 31, 2023.

The U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25% at June 30, 2024 and at December 31, 2023.

Crown Holdings, Inc.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – U.S. plans	2024	2023	2024	2023
Service cost	$3	$4	$7	$7
Interest cost	13	14	26	26
Expected return on plan assets	(15)	(15)	(30)	(30)
Recognized net loss	12	11	22	22
Net periodic cost	$13	$14	$25	$25

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – Non-U.S. plans	2024	2023	2024	2023
Service cost	$3	$1	$4	$4
Interest cost	4	4	9	9
Expected return on plan assets	(5)	(6)	(11)	(11)
Recognized net loss	1	1	3	2
Special termination benefits	2	6	2	6
Net periodic cost	$5	$6	$7	$10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other postretirement benefits	2024	2023	2024	2023
Interest cost	$1	$1	$3	$3
Net periodic cost	$1	$1	$3	$3

The components of net periodic cost other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

In July 2024, the Plan Administrator of the Company's Canadian defined benefit pension plan (the "Plan") entered into a transaction to insure a portion of its Canadian pension liabilities through the purchase of a bulk annuity insurance contract for the benefit of the Plan participants. Subsequent to the purchase of the bulk annuity contract, each of the Plan participants will be issued an individual annuity contract. The issuer of the individual annuity insurance contracts will be solely responsible for paying each participant's benefits in full. An irrevocable transfer of approximately $125 of the Plan's obligations occurred in July 2024. The Plan remains in an overfunded position after the transaction and the Company expects to record a settlement charge of approximately $60 in the third quarter of 2024.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Details about accumulated other comprehensive income components	2024	2023	2024	2023	Affected line items in the statement of operations
Actuarial losses	$13	$12	$25	$24	Other pension and postretirement
	13	12	25	24	Income before taxes and equity in net earnings of affiliates
	(3)	(3)	(5)	(5)	Provision for income taxes
Total reclassified	$10	$9	$20	$19	Net income

Crown Holdings, Inc.

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. The new authorization supersedes the previous authorization announced in December 2021, which authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. As of June 30, 2024, the Company had remaining Board authorization to repurchase $2,300 of the Company's common stock under the December 2021 program. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

For the three months and six months ended June 30, 2024 and 2023, the Company declared and paid cash dividends of $0.25 per share and $0.50 per share and $0.24 per share and $0.48 per share, respectively. Additionally, on July 25, 2024, the Company's Board of Directors declared a dividend of $0.25 per share payable on August 29, 2024 to shareholders of record as of August 15, 2024.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2023	$(686)	$(1,197)	$(9)	$(1,892)
Other comprehensive income / (loss) before reclassifications	—	167	(14)	153
Amounts reclassified from accumulated other comprehensive income	19	—	6	25
Other comprehensive income / (loss)	19	167	(8)	178
Balance at June 30, 2023	$(667)	$(1,030)	$(17)	$(1,714)

Balance at January 1, 2024	$(664)	$(1,022)	$(1)	$(1,687)
Other comprehensive income / (loss) before reclassifications	—	(127)	3	(124)
Amounts reclassified from accumulated other comprehensive income	20	—	6	26
Other comprehensive income / (loss)	20	(127)	9	(98)
Balance at June 30, 2024	$(644)	$(1,149)	$8	$(1,785)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue recognized over time	$1,726	$1,658	$3,297	$3,322
Revenue recognized at a point in time	1,314	1,451	2,527	2,761
Total revenue	$3,040	$3,109	$5,824	$6,083

See Note R for further disaggregation of the Company's revenue.

Crown Holdings, Inc.

The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $9 and $8 as of June 30, 2024 and December 31, 2023, respectively, included in prepaid and other current assets. During the six months ended June 30, 2024, the Company satisfied performance obligations related to contract assets at December 31, 2023 and also recorded new contract assets primarily related to work in process for the equipment business.

Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to Crown Holdings	$174	$157	$241	$259
Weighted average shares outstanding:
Basic	119.6	119.4	119.6	119.3
Dilutive restricted stock	0.2	0.2	0.2	0.3
Diluted	119.8	119.6	119.8	119.6
Basic earnings per share	$1.45	$1.31	$2.02	$2.17
Diluted earnings per share	$1.45	$1.31	$2.01	$2.16

For the three and six months ended June 30, 2024 and 2023, 0.18 million and 0.38 million and 0.04 million and 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Americas Beverage	$1,325	$1,292	$2,547	$2,553
European Beverage	560	532	1,042	1,011
Asia Pacific	290	332	569	670
Transit Packaging	550	597	1,070	1,161
Other	315	356	596	688
Total	$3,040	$3,109	$5,824	$6,083

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Transit Packaging	$3	$14	$8	$27
Other	13	46	34	84
Total	$16	$60	$42	$111

Intersegment sales primarily include sales of cans, ends and parts used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Americas Beverage	$243	$211	$432	$389
European Beverage	88	69	139	108
Asia Pacific	55	38	97	74
Transit Packaging	73	89	141	167
Total reportable segments	$459	$407	$809	$738

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Segment income of reportable segments	$459	$407	$809	$738
Segment income of other	14	36	22	63
Corporate and unallocated items	(36)	(29)	(86)	(67)
Restructuring and other, net	(17)	(6)	(40)	(17)
Amortization of intangibles	(41)	(41)	(81)	(81)
Other pension and postretirement	(13)	(16)	(24)	(27)
Interest expense	(112)	(110)	(225)	(212)
Interest income	16	12	36	21
Foreign exchange	(5)	(14)	(12)	(18)
Income from operations before taxes and equity in net earnings of affiliates	$265	$239	$399	$400

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

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2024 compared to 2023 and changes in financial condition and liquidity from December 31, 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

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

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a long-term net leverage ratio target of 2.5x adjusted EBITDA (a non-GAAP measure). The Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders in the future. On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. The new authorization supersedes the previous authorization announced in December 2021, which authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024.

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

Crown Holdings, Inc.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the Indian rupee and the Mexican peso.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$3,040	$3,109	$5,824	$6,083

Three months ended June 30, 2024 compared to 2023

Net sales decreased primarily due to $94 from the pass-through of lower aluminum, steel and other commodity costs, lower overall volumes in Asia Pacific, Transit Packaging and Other segments and unfavorable foreign currency translation of $13, partially offset by higher beverage can shipments in the Americas and European Beverage segments.

Six months ended June 30, 2024 compared to 2023

Net sales decreased primarily due to $224 from the pass-through of lower aluminum, steel and other commodity costs and lower overall volumes in Asia Pacific, Transit Packaging and Other segments, partially offset by higher beverage can shipments in the Americas and European Beverage segments.

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

To meet volume requirements in these markets, the Company added a new greenfield facility in Mesquite, Nevada in 2023.

Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$1,325	$1,292	$2,547	$2,553
Segment income	243	211	432	389

Three months ended June 30, 2024 compared to 2023

Net sales increased primarily due to 10% higher shipments, partially offset by $29 pass-through of lower aluminum costs.

Segment income increased due to higher shipments and lower start-up costs compared to 2023.

Crown Holdings, Inc.

Six months ended June 30, 2024 compared to 2023

Net sales decreased due to the pass-through of $87 in lower aluminum costs, partially offset by 7% higher shipments and favorable foreign currency translation of $6.

Segment income increased due to higher shipments and lower start-up costs compared to 2023.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to a market shift to cans versus other packaging formats. To meet volume requirements, in 2023 the Company added additional line capacity in Agoncillo, Spain, a new greenfield facility in Peterborough, U.K. and acquired Helvetia Packaging AG, a beverage can and end manufacturing facility in Saarlouis, Germany.

During the fourth quarter of 2023, the Company recast its segment reporting to reclassify European corporate costs that were previously included in Corporate and other unallocated items in the European Beverage segment. Prior periods were recast to conform to the new presentation.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$560	$532	$1,042	$1,011
Segment income	88	69	139	108

Three and six months ended June 30, 2024 compared to 2023

For the three and six months ended June 30, 2024 compared to 2023, net sales increased due to higher shipments of 7% and 6%, partially offset by $15 and $31 pass-through of lower aluminum costs.

Segment income improved due to higher shipments, improved cost performance, including savings realized as part of prior year restructuring actions and lower start-up costs.

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

In 2023, volume softness was noted across each country in the Asia Pacific segment as the region continued to struggle with the effects of higher inflation and interest rates. In the fourth quarter of 2023, the Company announced the closure of its beverage can facilities in Ho Chi Minh City, Vietnam and Singapore with capacity relocated to the Company's Vung Tau, Vietnam facility.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023 and had net sales of $4 for the six months ended June 30, 2024. Property, plant and equipment in Myanmar as of June 30, 2024 was $50, including $24 of land and buildings and $26 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$290	$332	$569	$670
Segment income	55	38	97	74

Three months ended June 30, 2024 compared to 2023

Net sales decreased primarily due to 5% lower shipments, the pass-through of $17 lower aluminum costs and unfavorable foreign currency of $6.

Segment income increased primarily due to improved matching of aluminum pass-through provisions as a result of lower inventory in 2024, favorable customer mix and cost savings realized as part of prior year restructuring actions.

Six months ended June 30, 2024 compared to 2023

Net sales decreased primarily due to 6% lower shipments, the pass-through of $36 lower aluminum costs and unfavorable foreign currency of $12.

Segment income increased primarily due to improved matching of aluminum pass-through provisions as a result of lower inventory in 2024, favorable customer mix and cost savings realized as part of prior year restructuring actions.

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
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$550	$597	$1,070	$1,161
Segment income	73	89	141	167

Three months ended June 30, 2024 compared to 2023

Net sales decreased primarily due to the pass-through of $20 lower material costs, $21 lower volumes, mainly in protective packaging solutions and steel and plastic consumables, and unfavorable foreign currency translation of $5.

Segment income decreased primarily due to $15 lower volumes, mainly in protective packaging solutions and steel and plastic consumables, and lower material margins, partially offset by improved cost performance.

Six months ended June 30, 2024 compared to 2023

Net sales decreased primarily due to the pass-through of $44 lower material costs, $39 lower volumes, mainly in protective packaging solutions and steel and plastic consumables, and unfavorable foreign currency translation of $4.

Segment income decreased primarily due to $23 lower volumes, mainly in protective packaging solutions and steel and plastic consumables, and lower material margins, partially offset by improved cost performance.

Crown Holdings, Inc.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company added a pet food can line to its Dubuque, Iowa plant in the first half of 2024.

In 2023, the Company right-sized the beverage can equipment operations in the U.K. to reflect the expected significant reduction in orders from global beverage can manufacturers. Additionally, in the fourth quarter of 2023, the Company announced the closure of its Decatur, IL aerosol can plant in response to lower aerosol can demand.

Additionally, during the second quarter of 2024, the Company closed its food can plant in La Villa, Mexico and entered into an agreement to sell equipment for $30 to be paid in three annual installments. The first $10 installment was received during the quarter. The Company expects to recognize a gain of approximately $20 in the third quarter of 2024, when control of the equipment transfers.

Net sales and segment income in Other were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$315	$356	$596	$688
Segment income	14	36	22	63

Three months ended June 30, 2024 compared to 2023

Net sales and segment income decreased primarily due to lower volumes in the food can, aerosol can and equipment businesses. Net sales were also negatively impacted by $12 due to the pass-through of lower steel costs and segment income was negatively impacted by the timing of the pass-through of steel costs.

Six months ended June 30, 2024 compared to 2023

Net sales and segment income decreased primarily due to lower volumes in the food can, aerosol can and equipment businesses. Net sales were also negatively impacted by $23 due to the pass-through of lower steel costs.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Corporate and unallocated expense	$(36)	$(29)	$(86)	$(67)

Corporate and unallocated expenses increased for the three and six months ended June 30, 2024 compared to 2023, primarily due to higher incentive compensation, including stock compensation.

Depreciation and Amortization

The Company periodically reviews the useful lives of property, plant and equipment. Based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized, the Company engaged a third-party appraiser to assist in this review and, as a result, increased the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years effective January 1, 2024. The change in accounting estimate will be applied on a prospective basis. The change in useful lives resulted in a net reduction in depreciation expense of $16 and $32 for the three and six months ended June 30, 2024, respectively, as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

Crown Holdings, Inc.

Restructuring and other, net

For the three and six months ended June 30, 2024, restructuring and other net charges of $17 and $40, respectively, primarily included business reorganization activities in the Company's European Beverage and Other segments. The Company continues to review its costs structure and may record additional restructuring charges in the future.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income before taxes and equity in net earnings of affiliates	$265	$239	$399	$400
Provision for income taxes	54	59	94	101
Effective income tax rate	20.4%	24.7%	23.6%	25.3%

The decrease in the effective tax rate for the three and six months ended June 30, 2024 compared to 2023, was primarily due a benefit of $16 taken in 2024 related to the release of a valuation allowance resulting from improved profitability in a European subsidiary, offset by an increase in earnings in higher-tax jurisdictions.

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

Net income attributable to noncontrolling interest

For the three and six months ended June 30, 2024 compared to 2023, net income from noncontrolling interests increased from $30 to $33 and $50 to $59 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased from $293 for the six months ended June 30, 2023 to $343 for the six months ended June 30, 2024, primarily due to working capital improvements, partially offset by lower distributions from equity method investments.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 34 days as of June 30, 2023 and June 30, 2024.

Inventory turnover decreased from 70 days at June 30, 2023 to 60 days at June 30, 2024, primarily due to efforts to reduce inventory levels across most businesses.

Days outstanding for trade payables increased from 81 days at June 30, 2023 to 87 days at June 30, 2024 primarily due to lower purchases in 2023 as a result of prior year inventory builds.
Investing Activities

Cash used for investing activities decreased from $378 for the six months ended June 30, 2023 to $143 for the six months ended June 30, 2024, primarily due to lower capital expenditures. Additionally, the six months ended June 30, 2023 included a distribution from an equity method investment of $56.

The Company currently expects capital expenditures in 2024 to be no more than $500.

Crown Holdings, Inc.

Financing Activities

Financing activities provided cash of $101 for the six months ended June 30, 2023 and used cash of $70 for the six months ended June 30, 2024. In May 2023, the Company issued €500 principal amount of 5.0% senior unsecured notes due 2028 and used a portion of the proceeds to pay down the senior secured credit facilities.

Liquidity

As of June 30, 2024, $836 of the Company's $1,414 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $505 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and as of June 30, 2024, the Company had available capacity of $1,613. The Company could have borrowed this amount at June 30, 2024 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.1 to 1.0 at June 30, 2024 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

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

Long-term debt payments due in the next twelve months include the Company's €600 ($643) 2.625% senior notes in September 2024 and its €600 ($643) 3.375% senior notes in May 2025. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

In July 2024, the Company purchased an annuity insurance contract using plan assets to settle approximately $125 of its Canadian defined benefit pension plan obligation. The plan remains in an overfunded position after the transaction and the Company expects to record a settlement charge of approximately $60 in the third quarter of 2024 related to the partial settlement of the Canadian pension plan. Based on market conditions and interest rates, the Company may continue to consider various opportunistic strategies to manage its remaining pension obligations, including its U.S.

Crown Holdings, Inc.

pension obligation, through lump sum payments and the purchase of annuity insurance contracts which may require additional pension contributions and the use of plan assets. These strategies could be significant and result in the Company making cash contributions to the plan or recording pension settlement charges to accelerate the timing of recognition of actuarial losses recorded in accumulated other comprehensive income. As of June 30, 2024, the Company had $661 of net losses related to pension benefit obligations recorded in accumulated other comprehensive income.

In June 2024, KPS Capital Partners announced the sale of Eviosys. The Company's approximately 20% stake in Eviosys is included as part of the agreement. The closing of the transaction is anticipated by the end of 2024 and the Company expects proceeds of approximately $300, net of tax. The carrying value of the Company's investment in Eviosys was $53 as of June 30, 2024.

Capital Resources

As of June 30, 2024, the Company had approximately $111 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Cork Obligor Group

Six Months Ended
June 30, 2024
Net sales	$—
Gross Profit	—
Income from operations	(1)
Net income[1]	(43)
Net income attributable to Crown Holdings[1]	(43)
(1) Includes $28 of expense related to intercompany interest with non-guarantor subsidiaries

Crown Holdings, Inc.

	June 30, 2024	December 31, 2023
Current assets	$11	$22
Non-current assets	32	29
Current liabilities	57	48
Non-current liabilities[1]	6,303	6,265
(1) Includes payables of $5,548 and $5,514 due to non-guarantor subsidiaries as of June 30, 2024 and December 31, 2023

Crown Americas Obligor Group

Six Months Ended
June 30, 2024
Net sales[1]	$2,394
Gross profit[2]	366
Income from operations[2]	119
Net income[3]	(18)
Net income attributable to Crown Holdings[3]	(18)
(1) Includes $219 of sales to non-guarantor subsidiaries
(2) Includes $22 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $12 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

	June 30, 2024	December 31, 2023
Current assets[1]	$1,438	$1,423
Non-current assets[2]	3,820	3,850
Current liabilities[3]	1,161	1,166
Non-current liabilities[4]	6,505	6,553
(1) Includes receivables of $38 and $30 due from non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023
(2) Includes receivables of $201 and $189 due from non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023
(3) Includes payables of $25 and $35 due to non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023
(4) Includes payables of $2,090 and $2,134 due to non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023

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

Crown Holdings, Inc.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2024, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2024, the Company had $2.2 billion principal floating interest rate debt and $1.2 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, 82,680 shares were surrendered to cover taxes on the vesting of restricted stock.

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. The new authorization supersedes the previous authorization announced in December 2021, which authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. As of June 30, 2024, the Company had remaining Board authorization to repurchase $2,300 of the Company's common stock under the December 2021 program. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the six months ended June 30, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.    Exhibits

Crown Holdings, Inc.

3.1(a)
Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189))

3.1(b)
Articles of Amendment to the Articles of Incorporation of Crown Holdings, Inc. (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, filed March 25, 2024) (File No. 001-41550).

10.1	Crown - Sixth Amendment - CAD Benchmark Replacement Amendment

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: July 29, 2024