Form 10-Q
period 2024-09-30
CROWN HOLDINGS, INC.
filed 2024-11-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

There were 119,632,290 shares of Common Stock outstanding as of October 31, 2024.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$3,074	$3,069	$8,898	$9,152
Cost of products sold, excluding depreciation and amortization	2,383	2,427	7,009	7,301
Depreciation and amortization	114	124	344	372
Selling and administrative expense	146	129	450	437
Restructuring and other, net	(13)	15	27	32
Income from operations	444	374	1,068	1,010
Other pension and postretirement	523	11	547	38
Interest expense	119	111	344	323
Interest income	(24)	(13)	(60)	(34)
Foreign exchange	3	13	15	31
Income (loss) before taxes and equity in net earnings of affiliates	(177)	252	222	652
Provision for income taxes	(39)	62	55	163
Equity in net earnings of affiliates	6	10	1	20
Net income (loss)	(132)	200	168	509
Net income attributable to noncontrolling interests	43	41	102	91
Net income (loss) attributable to Crown Holdings	$(175)	$159	$66	$418

Earnings (loss) per common share attributable to Crown Holdings:
Basic	$(1.47)	$1.33	$0.55	$3.50
Diluted	$(1.47)	$1.33	$0.55	$3.49

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(132)	$200	$168	$509

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(58)	(46)	(188)	120
Pension and other postretirement benefits	397	4	417	23
Derivatives qualifying as hedges	(6)	7	3	(1)
Total other comprehensive income (loss)	333	(35)	232	142

Total comprehensive income	201	165	400	651
Net income attributable to noncontrolling interests	43	41	102	91
Translation adjustments attributable to noncontrolling interests	5	(1)	2	(2)
Comprehensive income attributable to Crown Holdings	$153	$125	$296	$562

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,738	$1,310
Receivables, net	1,577	1,719
Inventories	1,565	1,613
Prepaid expenses and other current assets	230	191
Total current assets	5,110	4,833

Goodwill	3,061	3,117
Intangible assets, net	1,108	1,258
Property, plant and equipment, net	5,021	5,062
Operating lease right-of-use assets, net	206	211
Other non-current assets	589	553
Total assets	$15,095	$15,034

Liabilities and equity
Current liabilities
Short-term debt	$89	$16
Current maturities of long-term debt	749	759
Current portion of operating lease liabilities	46	45
Accounts payable	2,479	2,459
Accrued liabilities	873	922
Total current liabilities	4,236	4,201

Long-term debt, excluding current maturities	6,672	6,699
Pension and postretirement liabilities	297	414
Non-current portion of operating lease liabilities	170	175
Other non-current liabilities	675	681
Commitments and contingent liabilities (Note J)

Noncontrolling interests	513	454
Crown Holdings shareholders’ equity	2,532	2,410
Total equity	3,045	2,864
Total liabilities and equity	$15,095	$15,034

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$168	$509
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	344	372
Restructuring and other, net	27	32
Pension and postretirement expense	564	54
Pension contributions	(122)	(10)
Stock-based compensation	32	27
Equity earnings, net of distributions	2	9
Working capital changes and other	(118)	(161)
Net cash provided by operating activities	897	832
Cash flows from investing activities
Capital expenditures	(254)	(614)
Net investment hedge	25	25
Proceeds from sale of property, plant and equipment	21	5
Distribution from equity method investment	—	56
Other	—	8
Net cash used for investing activities	(208)	(520)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	3	(393)
Proceeds from short-term debt	156	127
Payments of short-term debt	(81)	(96)
Proceeds from long-term debt	675	558
Payments of long-term debt	(750)	(80)
Debt issuance costs	(10)	(8)
Dividends paid to noncontrolling interests	(45)	(44)
Dividends paid to shareholders	(90)	(86)
Common stock repurchased	(117)	(12)
Other	(1)	(1)
Net cash used for financing activities	(260)	(35)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(14)
Net change in cash, cash equivalents and restricted cash	433	263
Cash, cash equivalents and restricted cash at January 1	1,400	639
Cash, cash equivalents and restricted cash at September 30	$1,833	$902

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2024	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
Net income			67		67	26	93
Other comprehensive income				16	16	(3)	13
Dividends declared			(30)		(30)	(15)	(45)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased		(5)			(5)		(5)
Balance at March 31, 2024	$605	$23	$3,513	$(1,671)	$2,470	$462	$2,932
Net income			174		174	33	207
Other comprehensive income				(114)	(114)	—	(114)
Dividends declared			(30)		(30)	(25)	(55)
Stock-based compensation		8			8		8
Common stock issued		1			1		1
Common stock repurchased		(2)			(2)		(2)
Balance at June 30, 2024	$605	$30	$3,657	$(1,785)	$2,507	$470	$2,977
Net income (loss)			(175)		(175)	43	(132)
Other comprehensive income				328	328	5	333
Dividends declared			(30)		(30)	$(5)	(35)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased	(7)	(41)	(62)		(110)		(110)
Balance at September 30, 2024	$599	$—	$3,390	$(1,457)	$2,532	$513	$3,045

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2023	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
Net income			102		102	20	122
Other comprehensive income				103	103	1	104
Dividends declared			(29)		(29)	(7)	(36)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		11			11		11
Common stock repurchased		(6)			(6)		(6)
Balance at March 31, 2023	$601	$4	$3,214	$(1,789)	$2,030	$452	$2,482
Net income			157		157	30	187
Other comprehensive income				75	75	(2)	73
Dividends declared			(28)		(28)		(28)
Stock-based compensation		6			6		6
Common stock repurchased		(5)			(5)		(5)
Balance at June 30, 2023	$601	$5	$3,343	$(1,714)	$2,235	$480	$2,715
Net income			$159		159	41	200
Other comprehensive income				(34)	(34)	(1)	(35)
Dividends declared			(29)		(29)	(33)	(62)
Restricted stock awarded	3	(3)			—		—
Stock-based compensation		10			10		10
Common stock issued		1			1		1
Common stock repurchased		(1)			(1)		(1)
Balance at September 30, 2023	$604	$12	$3,473	$(1,748)	$2,341	$487	$2,828

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and of its cash flows for the nine months ended September 30, 2024 and 2023. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

During the first quarter of 2024, the Company completed a review of the useful lives of its beverage machinery and equipment and buildings based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized. The Company engaged a third-party appraiser to assist in this review and, as a result, effective January 1, 2024, the Company revised the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years. The change in useful lives resulted in a net reduction in depreciation expense of approximately $16 or $0.10 and $48 or $0.30 per diluted share for the three and nine months ended September 30, 2024, respectively, as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

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

The effects of the revisions on each of the impacted financial statement line items within the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2022 and 2023, as well as the nine months ended September 30, 2023 were as follows:

Crown Holdings, Inc.

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$(362)	$(31)	$(393)
Proceeds from short-term debt	—	127	127
Payments of short-term debt	—	(96)	(96)
Net cash used for financing activities	(35)	—	(35)

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$(398)	$2	$(396)
Proceeds from short-term debt	—	129	129
Payments of short-term debt	—	(131)	(131)
Net cash provided by financing activities	116	—	116

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$268	$—	$268
Proceeds from short-term debt	—	45	45
Payments of short-term debt	—	(45)	(45)
Net cash used for financing activities	(25)	—	(25)

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$12	$27	$39
Proceeds from short-term debt	—	15	15
Payments of short-term debt	—	(42)	(42)
Net cash used for financing activities	(2,944)	—	(2,944)

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

Crown Holdings, Inc.

on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,738	$1,310
Restricted cash included in prepaid expenses and other current assets	95	90
Total cash, cash equivalents and restricted cash	$1,833	$1,400

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	September 30, 2024	December 31, 2023
Accounts receivable	$1,008	$1,122
Less: allowance for credit losses	(30)	(29)
Net trade receivables	978	1,093
Unbilled receivables	337	338
Miscellaneous receivables	262	288
	$1,577	$1,719

E.    Inventories

	September 30, 2024	December 31, 2023
Raw materials and supplies	$1,018	$1,031
Work in process	130	139
Finished goods	417	443
	$1,565	$1,613

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2024			December 31, 2023
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,382	$(729)	$653	$1,423	$(670)	$753
Trade names	541	(147)	394	539	(130)	409
Technology	159	(151)	8	159	(133)	26
Long term supply contracts	143	(92)	51	167	(99)	68
Patents	13	(11)	2	12	(10)	2
	$2,238	$(1,130)	$1,108	$2,300	$(1,042)	$1,258

Net income for the three and nine months ended September 30, 2024 and 2023 included amortization expense of $41 and $122, respectively.

Crown Holdings, Inc.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $877 and $862 confirmed obligations outstanding under these supplier finance programs as of September 30, 2024 and December 31, 2023 included in Accounts Payable.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Asset sales and impairments	$(21)	$13	$(17)	$16
Restructuring	8	1	43	15
Other costs	—	1	1	1
	$(13)	$15	$27	$32

During the nine months ended September 30, 2024, the Company closed its food can plant in La Villa, Mexico and entered into an agreement to sell equipment for $30 to be paid in three annual installments. The first $10 installment was received during the second quarter. The Company recognized a gain of $22 in the third quarter of 2024, when control of the equipment transferred.

For the three and nine months ended September 30, 2024 and September 30, 2023, restructuring primarily included headcount reductions and other exit costs in the Company's European Beverage and Other segments.

During the nine months ended September 30, 2024, the Company made payments of $50 and had a restructuring accrual of $13, primarily related to previously announced restructuring actions and the items referenced above. The Company expects to pay these amounts over the next twelve months. The Company continues to review its costs structure and may record additional restructuring charges in the future.

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

During the nine months ended September 30, 2024, the Company paid $7 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	58,500
New claims	1,000
Settlements or dismissals	(300)
Ending claims	59,200

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2024.

As of September 30, 2024, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $196, including $122 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The

Crown Holdings, Inc.

Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany. In July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of $8. Fining decisions based on settlements can be appealed under EU law and the Company sought annulment of the Commission’s fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. In October 2024, the General Court of the EU issued a judgment dismissing the Company’s appeal. The Company is considering an appeal of the General Court’s judgment to the European Court of Justice. If the Company does decide to appeal the judgement, there can be no assurance regarding the outcome of such appeal.

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

In June 2024, the Brazilian Federal Tax Authorities issued an assessment against the Company's Brazilian subsidiary in relation to the use of PIS and COFINS indirect tax credits arising from a favorable judicial decision received by the Company in 2019. The assessment disallowed credits of $42 taken by the Company for the years 2004 through 2015 when the PIS and COFINS indirect taxes were calculated by fixed rates and assessed interest and penalties. The Company does not believe that a loss for this assessment is probable and plans to challenge the assessment at the administrative and judicial level, if necessary. There can be no assurances that the Company will be successful in contesting the assessment.

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

At September 30, 2024, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The

Crown Holdings, Inc.

Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations

Crown Holdings, Inc.

upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2024 mature between one and twenty-seven months.

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

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2024	2023	2024	2023
Foreign exchange	$(3)	$(3)	$(2)	$—
Commodities	(6)	2	(4)	(14)
	$(9)	$(1)	$(6)	$(14)

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2024	2023	2024	2023	Affected line items in the Statement of Operations
Commodities	$(8)	$6	$(26)	$10	Net sales
Foreign exchange	—	(1)	—	1	Cost of products sold, excluding depreciation and amortization
Commodities	2	(16)	11	(30)	Cost of products sold, excluding depreciation and amortization
	(6)	(11)	(15)	(19)	Income before taxes and equity in net earnings of affiliates
	2	3	5	5	Provision for income taxes
	$(4)	$(8)	$(10)	$(14)	Net income

For the twelve-month period ending September 30, 2025, a net gain of $3 ($2, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the nine months ended September 30, 2024 and 2023 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three and nine months ended September 30, 2024, the Company recorded a loss of $7 and a gain of $8, respectively, from foreign exchange contracts designated as fair value hedges. For the three and nine months ended

Crown Holdings, Inc.

September 30, 2023, the Company recorded a gain of $3 and a loss of $7 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.
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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income on derivative		Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges	2024	2023	2024	2023	Affected line item in the Statement of Operations
Foreign exchange	$—	$1	$—	$(2)	Cost of products sold, excluding depreciation and amortization
Foreign exchange	1	(5)	5	(1)	Foreign exchange
	$1	$(4)	$5	$(3)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2024, the Company recorded losses of $64 ($55, net of tax) and $11 ($11, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and nine months ended September 30, 2023, the Company recorded gains of $37 ($31, net of tax) and $15 ($12, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of September 30, 2024 and December 31, 2023, cumulative gains of $38 ($57, net of tax) and $49 ($68, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was approximately €1,232 ($1,371) at September 30, 2024.

The Company also has cross-currency swaps with an aggregate notional values of $875 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2026 and reduced interest expense by $6 and $18 for the three and nine months ended September 30, 2024 and 2023.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months ended September 30,		Nine months ended September 30,
Derivatives designated as net investment hedges	2024	2023	2024	2023
Foreign exchange	$(21)	$14	$(9)	$(5)

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September, 30 2024	December 31, 2023	Balance Sheet classification	September, 30 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$2	$1	Accrued liabilities	$6	$2
Foreign exchange contracts fair value	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	2
Commodities contracts cash flow	Prepaid expenses and other current assets	16	13	Accrued liabilities	9	13
	Other non-current assets	1	—	Other non-current liabilities	—	—
Net investment hedge	Other non-current assets	35	47	Other non-current liabilities	—	—
		$54	$61		$15	$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$11	$3	Accrued liabilities	$11	$3
		$11	$3		$11	$3

Total derivatives		$65	$64		$26	$20

	Carrying amount of the hedged assets / liabilities
	September 30, 2024	December 31, 2023
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$—	$2
Receivables, net	17	12
Accounts payable	—	120

As of September 30, 2024 and December 31, 2023, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were net gains of $2 and $2.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2024
Derivative assets	$65	$7	$58
Derivative liabilities	26	7	19

Balance at December 31, 2023
Derivative assets	$64	$7	$57
Derivative liabilities	20	7	13

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 were:

	September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign exchange	$182	$75
Commodities	130	160
Derivatives designated as fair value hedges:
Foreign exchange	7	202
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	389	302

Crown Holdings, Inc.

L.    Debt

	September 30, 2024		December 31, 2023
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$89	$89	$16	$16

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,575	1,570	1,575	1,569
Euro due 2027[1]	579	579	589	589
Senior notes and debentures:
€600 at 2.625% due 2024	—	—	663	662
€600 at 3.375% due 2025	668	668	663	662
U.S. dollar at 4.25% due 2026	400	398	400	398
U.S. dollar at 4.75% due 2026	875	871	875	871
U.S. dollar at 7.375% due 2026	350	350	350	350
€500 at 2.875% due 2026	557	556	552	550
€500 at 5.00% due 2028	557	551	552	544
€500 at 4.75% due 2029	557	550	552	544
€600 at 4.50% due 2030	668	658	—	—
U.S. dollar at 5.25% due 2030	500	495	500	494
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	135	135	185	185
Total long-term debt	7,461	7,421	7,496	7,458
Less current maturities	(749)	(749)	(759)	(759)
Total long-term debt, less current maturities	$6,712	$6,672	$6,737	$6,699
(1) €520 and €533 at September 30, 2024 and December 31, 2023
The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $7,596 at September 30, 2024 and $7,484 at December 31, 2023.

In August 2024, the Company issued €600 principal amount of 4.50% senior unsecured notes due 2030 issued at par by its subsidiary Crown European Holdings S.A. The Company paid $10 in issuance costs that will be amortized over the term of the notes. The Company used the August 2024 note issuance proceeds to repay the €600 principal amount of 2.625% senior unsecured notes due September 2024.

The U.S. dollar term loan interest rate was SOFR plus 1.35% and the Euro term loan interest rate was EURIBOR plus 1.25% at September 30, 2024 and at December 31, 2023.

Crown Holdings, Inc.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2024	2023	2024	2023
Service cost	$4	$4	$11	$11
Interest cost	10	14	36	40
Expected return on plan assets	(13)	(15)	(43)	(45)
Recognized net loss	8	11	30	33
Settlement and curtailments	469	—	469	—
Net periodic cost	$478	$14	$503	$39

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2024	2023	2024	2023
Service cost	$2	$1	$6	$5
Interest cost	4	5	13	14
Expected return on plan assets	(4)	(5)	(15)	(16)
Recognized net loss	—	—	3	2
Special termination benefits	—	—	2	6
Settlement and curtailments	48	—	48	—
Net periodic cost	$50	$1	$57	$11

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2024	2023	2024	2023
Interest cost	$1	$1	$4	$4
Net periodic cost	$1	$1	$4	$4

The components of net periodic cost other than the service cost component are included in Other pension and postretirement in the Consolidated Statement of Operations.

In the third quarter of 2024, the Company's Canadian and primary U.S. defined benefit pension plans (the "Canadian Plan" and the "U.S. Plans", respectively) entered into transactions to transfer a significant portion of their pension liabilities through the purchase of group annuity insurance contracts for the benefit of nearly all their respective retiree and deferred vested participants. The issuers of the group annuity insurance contracts fully guarantee and are solely responsible for paying each participant's future benefits in full. The Company used plan assets to settle $120 of Canadian Plan obligations and $740 of U.S. Plans obligations and recorded settlement charges of $48 and $469, respectively, for the Canadian and U.S. Plans. As part of the transaction, the Company also made a cash contribution of approximately $100 to the U.S. Plans.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Details about accumulated other comprehensive income components	2024	2023	2024	2023	Affected line items in the statement of operations
Actuarial losses	$8	$11	$33	$35	Other pension and postretirement
Settlement loss	517	—	517	—	Other pension and postretirement
	525	11	550	35	Income before taxes and equity in net earnings of affiliates
	(129)	(2)	(134)	(7)	Provision for income taxes
Total reclassified	$396	$9	$416	$28	Net income

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. The new authorization supersedes the previous authorization announced in December 2021, which authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $117 of its shares during the nine months ended September 30, 2024, including $107 from the Canadian and U.S. pension plans in conjunction with the partial settlements of their pension obligations.

For the three months and nine months ended September 30, 2024 and 2023, the Company declared and paid cash dividends of $0.25 per share and $0.75 per share and $0.24 per share and $0.72 per share, respectively. Additionally, on October 24, 2024, the Company's Board of Directors declared a dividend of $0.25 per share payable on November 27, 2024 to shareholders of record as of November 14, 2024.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2023	$(686)	$(1,197)	$(9)	$(1,892)
Other comprehensive income / (loss) before reclassifications	(5)	122	(15)	102
Amounts reclassified from accumulated other comprehensive income	28	—	14	42
Other comprehensive income / (loss)	23	122	(1)	144
Balance at September 30, 2023	$(663)	$(1,075)	$(10)	$(1,748)

Balance at January 1, 2024	$(664)	$(1,022)	$(1)	$(1,687)
Other comprehensive income / (loss) before reclassifications	1	(190)	(7)	(196)
Amounts reclassified from accumulated other comprehensive income	416	—	10	426
Other comprehensive income / (loss)	417	(190)	3	230
Balance at September 30, 2024	$(247)	$(1,212)	$2	$(1,457)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue recognized over time	$1,730	$1,646	$5,027	$4,968
Revenue recognized at a point in time	1,344	1,423	3,871	4,184
Total revenue	$3,074	$3,069	$8,898	$9,152

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $16 and $8 as of September 30, 2024 and December 31, 2023, respectively, included in prepaid and other current assets. During the nine months ended September 30, 2024, the Company satisfied performance obligations related to contract assets at December 31, 2023 and also recorded new contract assets primarily related to work in process for the equipment business.
Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Crown Holdings	$(175)	$159	$66	$418
Weighted average shares outstanding:
Basic	119.3	119.5	119.5	119.4
Dilutive restricted stock	—	0.2	0.2	0.3
Diluted	119.3	119.7	119.7	119.7
Basic earnings (loss) per share	$(1.47)	$1.33	$0.55	$3.50
Diluted earnings (loss) per share	$(1.47)	$1.33	$0.55	$3.49

For the three and nine months ended September 30, 2024 and 2023, 0.57 million and 0.68 million and 0.08 million and 0.2 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

Crown Holdings, Inc.

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Americas Beverage	$1,368	$1,295	$3,915	$3,848
European Beverage	573	536	1,615	1,547
Asia Pacific	284	307	853	977
Transit Packaging	526	554	1,596	1,715
Other	323	377	919	1,065
Total	$3,074	$3,069	$8,898	$9,152

The primary sources of revenue included in Other are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Transit Packaging	$3	$9	$11	$36
Other	14	29	48	113
Total	$17	$38	$59	$149

Intersegment sales primarily include equipment and parts used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Americas Beverage	$280	$232	$712	$621
European Beverage	86	73	225	181
Asia Pacific	50	33	147	107
Transit Packaging	70	89	211	256
Total reportable segments	$486	$427	$1,295	$1,165

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Segment income of reportable segments	$486	$427	$1,295	$1,165
Segment income of other	27	37	49	100
Corporate and unallocated items	(41)	(34)	(127)	(101)
Restructuring and other, net	13	(15)	(27)	(32)
Amortization of intangibles	(41)	(41)	(122)	(122)
Other pension and postretirement	(523)	(11)	(547)	(38)
Interest expense	(119)	(111)	(344)	(323)
Interest income	24	13	60	34
Foreign exchange	(3)	(13)	(15)	(31)
Income from operations before taxes and equity in net earnings of affiliates	$(177)	$252	$222	$652

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

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2024 compared to 2023 and changes in financial condition and liquidity from December 31, 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil, Europe, and Southeast Asia. Growth has been driven by new product introductions in North America, customer and consumer focus on the sustainability benefits of aluminum, and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of approximately $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2021. In 2023, the impact of higher inflation and interest rates slowed growth in many markets. Based on current market conditions, the Company expects to have the ability to meet current and future demand growth with its current installed capital base and expects capital spending to be no more than $450 in 2024.

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

Crown Holdings, Inc.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and pound sterling in the Company's European Beverage segment, the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the Indian rupee, the Japanese yen and the Brazilian real.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$3,074	$3,069	$8,898	$9,152

Three months ended September 30, 2024 compared to 2023

Net sales increased primarily due to higher beverage can shipments in the Americas and European Beverage segments, partially offset by lower shipments in Asia Pacific, Transit Packaging and Other segments and unfavorable foreign currency translation of $9.

Nine months ended September 30, 2024 compared to 2023

Net sales decreased primarily due to $214 from the pass-through of lower aluminum, steel and other commodity costs and lower shipments in Asia Pacific, Transit Packaging and Other segments, partially offset by higher beverage can shipments in the Americas and European Beverage segments.

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

To meet volume requirements in these markets, the Company added a new greenfield facility in Mesquite, Nevada in 2023.

Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$1,368	$1,295	$3,915	$3,848
Segment income	$280	$232	$712	$621

Three and nine months ended September 30, 2024 compared to 2023

For the three and nine months ended September 30, 2024 compared to 2023, net sales increased primarily due to 10% and 8% higher shipments, partially offset by unfavorable foreign currency translation of $12 and $6. The nine months of 2024 was also impacted by the pass-through of $67 in lower aluminum costs.

Crown Holdings, Inc.

Segment income increased primarily due to higher shipments and improved manufacturing performance, including lower start-up costs compared to 2023.

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

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$573	$536	$1,615	$1,547
Segment income	86	73	225	181

Three and nine months ended September 30, 2024 compared to 2023

For the three and nine months ended September 30, 2024 compared to 2023, net sales increased primarily due to higher shipments of 6% in both periods.

For the three and nine months ended September 30, 2024 compared to 2023, segment income increased primarily due to higher shipments, improved cost performance, including savings realized as part of prior year restructuring actions and lower start-up costs.

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

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023 and had net sales of $6 for the nine months ended September 30, 2024. Property, plant and equipment in Myanmar as of September 30, 2024 was $49, including $24 of land and buildings and $25 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$284	$307	$853	$977
Segment income	50	33	147	107

Three and nine months ended September 30, 2024 compared to 2023

For the three and nine months ended September 30, 2024 compared to 2023, net sales decreased primarily due to 11% and 8% lower shipments, respectively. The nine months ended September 30, 2024 was also impacted by the pass-through of $32 lower aluminum costs and unfavorable foreign currency translation of $10.

For the three and nine months ended September 30, 2034 compared to 2023, segment income increased primarily due to cost savings realized as part of prior year restructuring actions, improved matching of aluminum pass-through provisions as a result of lower inventory in 2024, favorable customer mix and $5 and $13, respectively, lower depreciation expense driven by useful life change effective January 1, 2024.

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
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$526	$554	$1,596	$1,715
Segment income	70	89	211	256

Three and nine months ended September 30, 2024 compared to 2023

For the three and nine months ended September 30, 2024 compared to 2023, net sales decreased primarily due $13 and $57 lower material costs and $12 and $51 lower volumes across most product lines.

For the three and nine months ended September 30, 2024 compared to 2023, segment income decreased primarily related to lower volumes across most product lines and margin compression due to lower selling prices, partially offset by improved cost performance.

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

Additionally, during the second quarter of 2024, the Company closed its food can plant in La Villa, Mexico and entered into an agreement to sell equipment for $30 to be paid in three annual installments, with the first $10

Crown Holdings, Inc.

installment received during 2024. The Company recognized a gain of $22 for the sale of the equipment in the third quarter of 2024.

Net sales and segment income in Other were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$323	$377	$919	$1,065
Segment income	27	37	49	100

Three months ended September, 2024 compared to 2023

Net sales and segment income decreased primarily due to lower volumes in the equipment, aerosol can and Mexico food can businesses. Net sales was also negatively impacted $17 from the pass-through of lower steel costs.

Nine months ended September 30, 2024 compared to 2023

Net sales and segment income decreased primarily due to lower volumes in the food can, aerosol can and equipment businesses. Net sales were also negatively impacted $40 from the pass-through of lower steel costs.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Corporate and unallocated expense	$(41)	$(34)	$(127)	$(101)

Corporate and unallocated expenses increased for the three and nine months ended September 30, 2024 compared to 2023, primarily due to higher incentive compensation, including stock-based compensation.

Depreciation and Amortization

The Company periodically reviews the useful lives of property, plant and equipment. Based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized, the Company engaged a third-party appraiser to assist in this review and, as a result, increased the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years effective January 1, 2024. The change in accounting estimate will be applied on a prospective basis. The change in useful lives resulted in a net reduction in depreciation expense of $16 and $48 for the three and nine months ended September 30, 2024, respectively, as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

Restructuring and other, net

For the three months ended September 30, 2024, restructuring and other net gains of $13, included a $22 gain for the sale of food can equipment in Mexico. For the nine months ended September 30, 2024, restructuring and other net charges of $27, primarily included business reorganization activities in the Company's European Beverage and Other segments. The Company continually evaluates its cost structure and is currently evaluating the potential closure of a plant which has property, plant and equipment of $25 as of September 30, 2024. This action may also result in charges for severance and other exit costs.

Other pension and postretirement

For the three and nine months ended September 30, 2024, Other pension and postretirement expense included settlement charges of $517 related to the transfer of portions of the Company's Canadian and primary U.S. defined

Crown Holdings, Inc.

benefit pension liabilities through the purchase of group annuity insurance contracts. See Note M for more information.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income before taxes and equity in net earnings of affiliates	$(177)	$252	$222	$652
Provision for income taxes	(39)	62	55	163
Effective income tax rate	22.0%	24.6%	24.8%	25.0%

The decrease in the effective tax rate for the three months ended September 30, 2024 compared to 2023, was primarily due to the tax benefit from the pension settlement charges taken during the quarter, offset by an increase in earnings in higher-tax jurisdictions.

The effective tax rate for the nine months ended September 30, 2024 was comparable to 2023, as the tax benefit from the pension settlement charges and the benefit of $16 taken in 2024 related to the release of a valuation allowance resulting from improved profitability in a European subsidiary were offset by an increase in earnings in higher-tax jurisdictions.

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

Net income attributable to noncontrolling interest

For the nine months ended September 30, 2024 compared to 2023, net income from noncontrolling interests increased primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased from $832 for the nine months ended September 30, 2023 to $897 for the nine months ended September 30, 2024, primarily due to higher income from operations and working capital improvements, partially offset by higher pension contributions related to the settlement of a portion of the U.S. pension plan.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 32 days as of September 30, 2023 to 29 days at September 30, 2024.

Inventory turnover decreased from 67 days at September 30, 2023 to 60 days at September 30, 2024, primarily due to efforts to reduce inventory levels across most businesses.

Days outstanding for trade payables increased from 78 days at September 30, 2023 to 93 days at September 30, 2024 primarily due to lower purchases in 2023 as a result of prior year inventory builds.
Investing Activities

Cash used for investing activities decreased from $520 for the nine months ended September 30, 2023 to $208 for the nine months ended September 30, 2024, primarily due to lower capital expenditures. Additionally, the nine months ended September 30, 2023 included a distribution from an equity method investment of $56.

The Company currently expects capital expenditures in 2024 to be no more than $450.

Crown Holdings, Inc.

Financing Activities

Cash used for financing activities increased from $35 for the nine months ended September 30, 2023 to $260 for the nine months ended September 30, 2024, primarily due to payments of long-term debt and common stock repurchased in the third quarter of 2024.

In August 2024, the Company issued €600 principal amount of 4.50% senior unsecured notes due 2030 and used the proceeds to pay down the €600 principal amount of 2.625% senior unsecured notes due September 2024. In May 2023, the Company issued €500 principal amount of 5.0% senior unsecured notes due 2028. In March 2022, the Company issued $500 principal amount of 5.250% senior unsecured notes due 2030.

During the third quarter of 2024, the Company repurchased $107 of common stock from the Canadian and U.S. pension plans in conjunction with the partial settlements of their pension obligations.

Liquidity

As of September 30, 2024, $1,229 of the Company's $1,738 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $433 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and as of September 30, 2024, the Company had available capacity of $1,613. The Company could have borrowed this amount at September 30, 2024 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.9 to 1.0 at September 30, 2024 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

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

Crown Holdings, Inc.

Long-term debt payments due in the next twelve months include the Company's €600 ($668) 3.375% senior notes in May 2025. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

In June 2024, KPS Capital Partners announced the sale of Eviosys. The Company's approximately 20% stake in Eviosys is included as part of the agreement. The closing of the transaction is anticipated by the end of 2024 and the Company expects proceeds of approximately $300, net of tax. The carrying value of the Company's investment in Eviosys was $60 as of September 30, 2024.

In the third quarter of 2024, the Company's Canadian and primary U.S. defined benefit pension plans (the "Canadian Plan" and the "U.S. Plans", respectively) entered into transactions to transfer a significant portion of their respective pension liabilities through the purchase of group annuity insurance contracts. The Company used plan assets to settle $120 of the Canadian Plan obligations and $740 of the U.S Plans obligations for nearly all of their retiree and deferred vested participants. As part of the transaction, the Company also made a cash contribution of approximately $100 to the U.S. Plans.

Capital Resources

As of September 30, 2024, the Company had approximately $75 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Cork Obligor Group

Nine Months Ended
September 30, 2024
Net sales	$—
Gross Profit	—
Loss from operations	(2)
Net loss[1]	(52)
Net loss attributable to Crown Holdings[1]	(52)
(1) Includes $41 of expense related to intercompany interest with non-guarantor subsidiaries

Crown Holdings, Inc.

	September 30, 2024	December 31, 2023
Current assets	$3	$22
Non-current assets	60	29
Current liabilities	84	48
Non-current liabilities[1]	6,432	6,265
(1) Includes payables of $5,691 and $5,514 due to non-guarantor subsidiaries as of September 30, 2024 and December 31, 2023

Crown Americas Obligor Group

Nine Months Ended
September 30, 2024
Net sales[1]	$3,656
Gross profit[2]	586
Income from operations[2]	216
Net loss[3]	(347)
Net income attributable to Crown Holdings[3]	(347)
(1) Includes $332 of sales to non-guarantor subsidiaries
(2) Includes $33 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $21 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

	September 30, 2024	December 31, 2023
Current assets[1]	$1,252	$1,423
Non-current assets[2]	3,845	3,850
Current liabilities[3]	1,219	1,166
Non-current liabilities[4]	6,470	6,553
(1) Includes receivables of $41 and $30 due from non-guarantor subsidiaries as of September 30, 2024 and December 31, 2023
(2) Includes receivables of $257 and $189 due from non-guarantor subsidiaries as of September 30, 2024 and December 31, 2023
(3) Includes payables of $18 and $35 due to non-guarantor subsidiaries as of September 30, 2024 and December 31, 2023
(4) Includes payables of $2,160 and $2,134 due to non-guarantor subsidiaries as of September 30, 2024 and December 31, 2023

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2024, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2024, the Company had $2.3 billion principal floating interest rate debt and $1.4 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended September 30, 2024. The table excludes 35,767 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended September 30, 2024.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
July	225,700	$77.35	225,700	$1,983
August	672,000	$89.30	672,000	$1,923
September	328,000	$89.90	328,000	$1,894
	1,225,700		1,225,700
(1) In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. The new authorization supersedes the previous authorization announced in December 2021, which authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

The Company continually evaluates its cost structure and is currently evaluating the potential closure of a plant which has property, plant and equipment of $25 as of September 30, 2024. This action may also result in charges for severance and other exit costs.

Crown Holdings, Inc.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.    Exhibits

3.1(a)
Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189))

10.1	Amendment No. 1 to the Crown Holdings, Inc. Stock Purchase Plan, effective August 1, 2024.

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: November 1, 2024