Form 10-K
period 2024-12-31
CROWN HOLDINGS, INC.
filed 2025-03-03
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2024

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No  ☒
As of June 30, 2024 120,867,675 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $8,940,581,920 based on the New York Stock Exchange closing price for such shares on that date.
As of February 28, 2025, 117,552,541 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2025	Part III to the extent described therein

2024 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.
3

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

At December 31, 2024, the Company operated 189 plants along with sales and service facilities throughout 39 countries and had approximately 23,000 employees. In 2024, consolidated net sales for the Company were $11.8 billion with 63% derived from operations outside the United States ("U.S.")

Approximately 72% of the Company's consolidated net sales were derived from the Company's global beverage can business. Over the last several years, the Company has deployed capital to expand production capacity in its global beverage can operations to support growing customer demand in both the alcoholic and non-alcoholic drink categories serving local, regional and global customers. The beverage can continues to disproportionately be the package of choice for new beverage product introductions. The Company continues to drive innovation by increasing its ability to offer multiple specialty can sizes, including slim and sleek cans, to help customers differentiate their products. It also continues to deliver new printing and decorating capabilities, as well as services that aid customers throughout the entire production cycle, from consultation and development to line implementation and quality assurance.

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

The Company continues to leverage the inherent eco-friendly benefits of its primary product, metal packaging, to advance toward its targets. Both aluminum and steel cans are infinitely recyclable. Aluminum beverage cans remain the world’s most recycled beverage packaging, exemplify sustainability and are a strong contributor to the circular economy. The Company is working in conjunction with industry partners to drive higher recycling rates and increase recycled content to ensure infinitely recycled metal packaging is available for generations of future use. Additionally, Transit Packaging uses recycled materials in its paper, cardboard and strapping products.

REPORTABLE SEGMENTS

The Company's business is generally organized by product line and geography. The reportable segments are: Americas Beverage, European Beverage, Asia Pacific and Transit Packaging. Operations are managed regionally to best serve our customers.

AMERICAS BEVERAGE

The Americas Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2024 of $5.2 billion and segment income (as defined under Note Z to the consolidated financial statements) of $987 million.

EUROPEAN BEVERAGE

The European Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2024 of $2.1 billion and segment income (as defined under Note Z to the consolidated financial statements) of $276 million.

ASIA PACIFIC

The Asia Pacific segment manufactures infinitely recyclable beverage cans and ends, food cans and specialty packaging in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand and Vietnam.

Crown Holdings, Inc.

The Asia Pacific segment had net sales in 2024 of $1.2 billion and segment income (as defined under Note Z to the consolidated financial statements) of $195 million.

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

The Transit Packaging segment had net sales in 2024 of $2.1 billion and segment income (as defined under Note Z to the consolidated financial statements) of $270 million.

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

Additional financial information concerning the Company’s reportable segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note Z to the consolidated financial statements.

SALES AND DISTRIBUTION

Global marketers qualify suppliers on the basis of their ability to provide quality service, innovation and technologies in a cost-effective manner. With its global reach, the Company primarily markets and sells products to customers through its own sales and marketing staff. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the duration of existing contracts.

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

COMPETITION

Most of the Company’s packaging products for consumer goods are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Metal Packaging, Ball Corporation, Can-Pack S.A., Metal Container Corporation, Silgan Holdings Inc., Sonoco, and Trivium Packaging.

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

Crown Holdings, Inc.

CUSTOMERS

The Company’s largest beverage can customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world, including Anheuser-Busch InBev, Coca-Cola, Heineken, Keurig Dr Pepper, Molson Coors, Pepsi-Cola and Refresco, among others. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola. Consolidation trends among beverage marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 48% of its 2024 consolidated net sales.

For the year ended December 31, 2024, two customers each accounted for 12% of the Company's consolidated net sales. For the years ended December 31, 2023 and 2022, these two customers each accounted for 12% and 11%, of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia.

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

In 2024, consumption of aluminum and steel represented 46% and 7%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations including tariffs, trade restrictions or retaliatory trade measures, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices or set repricing dates.

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

In addition to mitigating risks around pricing, the Company maintains its commitment to upholding and evolving standards for ethics and compliance as it sources materials. Regular engagement with suppliers is ongoing to manage materials and the impact on environments and communities. The Company strives to ensure partners meet standards for responsible supply as noted in the formal Code of Business Conduct and Ethics. Through the Twentyby30 program, the Company has committed to sourcing standards that by 2030 require 100% of core raw materials and service suppliers, by spend, to be assessed and comply with Crown Responsible and Ethical Sourcing policies and requirements.

SUSTAINABILITY

Sustainability remains a core focus of the Company’s business strategy and commitments. The Company recognizes the role of corporate social responsibility and the impact of sustainability performance on economic opportunity and stakeholder relationships, including customers and employees. As a major manufacturer with operations worldwide, the Company can significantly impact industry progress by supporting important sustainability initiatives and adopting practices that create change both within the organization and within partner relationships.

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

The Company made the following efforts in 2024 to be a more proactive sustainability leader:

•Commissioned additional water replenishment projects to replenish water used in high water stress regions. The Company now has projects commissioned in: Brazil, Greece, Spain and Tunisia; and

•Together with The Can Manufacturer’s Institute and the International Aluminium Institute, participated in the second global aluminum can summit to drive further industry movement toward shared sustainability agenda items such as recycled content and climate change mitigation.

Socially, the Company is continuing to elevate its commitments to community engagement through volunteer opportunities and a charitable giving program, which donates to various non-profit organizations across the regions in which it operates. Within its own workforce, the Company is prioritizing employee welfare and striving to more regularly engage its professionals to foster a more connected global team dedicated to individual and collective improvement as an organization.

As a result of its collective efforts, the Company has recently received the following recognitions in 2024:

Crown Holdings, Inc.

•The Company was awarded #1 publicly traded spot within the Containers and Packaging industry category by ESG ratings provider Sustainalytics for managing ESG risk within the Containers and Packaging industry category. This marks the fifth year in a row the Company landed in the top 3% in the "Containers and Packaging" category.

•The Company was named as one of “America’s Climate Leaders” by USA TODAY and Statista.

•The Company was recognized within the U.S. Environmental Protection Agency’s ("EPA") Top 30 Green Power Partners from the Fortune 500 list.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. There can be no assurance that current or future environmental laws or liabilities will not have a material effect on the Company’s consolidated financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note Q to the consolidated financial statements.

HUMAN CAPITAL

At December 31, 2024, the Company had approximately 23,000 employees worldwide, with approximately 6,000 employed by the Americas Beverage segment, 3,500 employed by the European Beverage segment, 4,000 employed by the Asia Pacific segment, 7,500 employed by the Transit Packaging segment and 2,000 employed by Other.

A significant portion of the Company’s workforce is unionized. Collective bargaining agreements with varying terms and expiration dates cover approximately 10,000 employees. The Company did not experience any significant union-initiated work stoppages during the 2024 fiscal year and believes that its employee relations remain good. The Company does not expect that renegotiation of any collective bargaining agreements expiring in 2025 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

The Company believes that its employees are key to achieving the Company’s business goals and growth strategy. Attracting, developing and retaining the most skilled and engaged people globally is crucial to all aspects of the Company’s activities. To this end, the Company has cultivated a senior management team with extensive industry experience and highly complementary skill sets and has consistently re‑invested in necessary resources to effectively staff and efficiently support its businesses. It continues to fill corporate and plant roles worldwide with individuals who possess material, design and manufacturing expertise and can cultivate lasting customer relationships. To aid retention, the Company aspires to offer market rate competitive compensation packages to all its staff and it provides professional development opportunities that both contribute to the Company’s success and maximize employees' potential. It also aims to implement a positive and inclusive work environment that prioritizes employee safety, fosters an inclusive atmosphere and creates a fulfilling career.

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

The Company recognizes that a diverse and inclusive workforce is part of its future business success. It has integrated Diversity & Inclusion (D&I) as a dimension of its Twentyby30 sustainability program, aiming to embed D&I awareness in its organizational culture. The Company believes different backgrounds, experiences and perspectives generate powerful new ideas and foster sound and sustainable decision making. The Company’s approach includes deployment of D&I training initiatives, such as psychological safety and unconscious bias trainings, and improvement of its recruitment and onboarding processes. Recruitment programs to attract diverse talent into the organization include an accelerated manufacturing program, first focused on engineering skills, which includes assignments in various businesses and countries to encourage a flexible mindset. This program provides an opportunity for diverse candidates to progress quickly to higher functions within the organization. The

Crown Holdings, Inc.

Company continues to focus on improving gender and cultural diversity in the organization, including developing and empowering minorities and women through greater career opportunity and recognition.

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

The Company maintains a substantial portfolio of patents and other intellectual property ("IP") in the field of metal packaging systems and seeks strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends, 360 End™ beverage ends, Easy-Flow™ beverage ends and can shaping have been licensed in Europe, Australia, Japan, and Africa to provide customers with global access to Crown's brand building innovations. In addition to package components, the Company maintains a legacy of innovation that features numerous industry-firsts, including launching new interactive inks, decorative and shaping techniques, new package sizes and styles and new canmaking technologies. Recent examples include the Company’s Accents™ variable printing technology, which facilitates up to 24 different beverage can designs in a single run, and its Quantum™ debossing technology, which implements unique textures on food cans that replace can wall beading with proprietary debossed patterns, such as hexagonal or oval arrays, to prevent counterfeiting and reduce material usage by up to 13%. The RD&E team has also expanded efforts to advance innovations through strategic partnerships with suppliers and through the use of Open Innovation to access new technologies. These efforts are aimed at enhancing the Company's products for our customers by developing improved coatings with enhanced barriers, new decoration technology (such as digital printing), and improved container functionality (such as enhanced resealability).

Transit Packaging is also well known throughout its markets for its ability to drive product innovation and leadership in new technologies. Transit Packaging focuses on market driven innovation and has a long history of creating product and service

Crown Holdings, Inc.

solutions that solve problems and create value for its customers. Transit Packaging has grown its global patent portfolio to nearly 360 U.S. issued patents or pending patent applications and over 980 foreign issued patents or pending patent applications. The portfolio broadly covers over 350 customized technologies and spans diverse business platforms, as well as the different countries in which it operates.

The Company spent $32 million in 2024, $33 million in 2023, and $34 million in 2022 in its RD&E activities.

WORKING CAPITAL

The Company historically uses cash during the first nine months of the year to finance seasonal working capital needs. Beverage products are generally consumed in greater amounts during the warmer months and the food packaging business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The Company’s working capital requirements are funded by cash flows from operations, revolving credit facilities and receivables securitization and factoring programs.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Liquidity” and under Note N to the consolidated financial statements.

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

The Company uses various raw materials, such as aluminum, steel, tin, and materials derived from crude oil and natural gas, such as polyethylene and polypropylene resin, and also water, natural gas, electricity and other processed energy, in its manufacturing activities. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. In 2024, consumption of aluminum and steel represented 46% and 7% of the Company's consolidated cost of products sold, excluding depreciation and amortization. The Company's raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices. The availability of various raw materials and their prices depend on global and local supply and demand forces, governmental regulations and trade policies (including tariffs and duties), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes, and pandemics (including possible reemergence of the COVID 19 pandemic). The U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and

Crown Holdings, Inc.

leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on aluminum and steel as well as on imports from China and announced and subsequently paused implementation of tariffs from Canada and Mexico. These additional tariffs, as well as potential retaliation by another government against such tariffs or policies could significantly affect the price of steel, aluminum and other raw materials used by the Company, which may adversely affect the Company's profits and financial results.

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

The prices of certain raw materials used by the Company, such as aluminum, steel and energy, have historically been subject to volatility. The Company continues to manage the challenges of supply chain disruptions and fluctuating costs for raw materials and energy. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. The Company also uses commodity forward contracts to manage its exposure to these raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company's segments for the year-ended December 31, 2024 is discussed, as applicable in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2024, the carrying value of the Company's goodwill was $3 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

Business interruptions at the Company’s facilities could adversely impact the Company’s operations and financial results.

Our operations depend heavily on the uninterrupted performance of our manufacturing facilities. Any significant disruption, whether due to natural disasters (such as earthquakes, fires, floods, or hurricanes), equipment failures, power outages, labor disputes, cyberattacks, supply chain breakdowns, or public health crises could materially impair our ability to produce and deliver products on schedule. Such events could lead to increased costs from repairs, lost production, or contractual penalties, as well as damage to customer relationships if we fail to meet demand. We carry insurance for certain interruptions, but coverage may not extend to all scenarios, may involve significant deductibles, or may be insufficient to offset losses.

Risks Relating to the Company's International Operations

The Company's international operations, which generated approximately 63% of its consolidated net sales in 2024, are subject to various risks that may lead to decreases in its financial results, particularly in the case of the Company's operations in emerging markets.

The Company is an international company, and the risks associated with operating in non-U.S. jurisdictions, and with operating and seeking to expand business in a number of different regions and countries generally, exposes the Company to potentially conflicting cultural practices, business practices and legal and regulatory requirements and may have a negative impact on the Company’s liquidity and net income. The Company's international operations generated approximately 63% of its consolidated net sales in the years ended 2024, 2023 and 2022. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, Eastern Europe and Asia, that may pose political and economic volatility and instability, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company’s other markets. The Company’s expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Further, if a downturn in economic conditions ultimately leads to a significant devaluation of a foreign currency such as the euro, the value of any financial assets that are denominated in that currency may be reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company’s overall business, prospects, operating results, financial condition and cash flows.

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

Crown Holdings, Inc.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The Company's international operations generated approximately 63% of its consolidated net sales in the years ended 2024, 2023 and 2022. Volatility in exchange rates may increase the costs of the Company's products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, increase its hedging costs, and limit its ability to hedge exchange rate exposure. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and "Quantitative and Qualitative Disclosure about Market Risk" in this Annual Report.

Crown Holdings, Inc.

For the year-ended 2024, the Company was primarily impacted by changes in the Mexican peso, the euro, the Chinese yuan and the Thai baht. Additionally, the Company's Transit Packaging segment is a global business and is also impacted by changes in the Indian rupee, the Japanese yen and the Brazilian real. For the year-ended December 31, 2024, a 10% movement in the average foreign exchange rates used to translate income and expense items during the year would have decreased net income by approximately $11 million.
Risks Relating to the Company's Indebtedness and Liquidity

The substantial indebtedness of the Company could prevent it from fulfilling its obligations under its debt agreements.

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2024, the Company and its subsidiaries had approximately $6.2 billion of indebtedness, excluding unamortized discounts and debt issuance costs.

The Company’s current sources of liquidity includes a securitization facility with a program limit up to a maximum of $800 million that expires in July 2025 and securitization facilities with program limits of $230 million and $160 million that expire in November 2025. Additional sources of the Company's liquidity include borrowings under its $1,650 million revolving credit facilities that mature in August 2027.

The Company's indebtedness includes its $875 million 4.75% senior notes due in February 2026; its €500 million ($518 million at December 31, 2024) 2.875% senior notes due in February 2026; its $400 million 4.25% senior notes due in September 2026; its $350 million 7.375% senior notes due in December 2026; its €500 million ($518 million at December 31, 2024) 5.00% senior notes due in May 2028; its €500 million ($518 million at December 31, 2024) 4.75% senior notes due in March 2029; its €600 million ($621 million at December 31, 2024) 4.50% senior notes due in January 2030; its $500 million 5.25% senior notes due in April 2030; its $40 million 7.50% senior notes due in December 2096; and its $118 million of other indebtedness in various currencies due at various dates through 2027. In addition, the Company’s term loan facilities mature as follows: $21 million in 2025, $28 million in 2026, $1,664 million in 2027.

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

As of December 31, 2024, approximately $1.8 billion of the Company's $6.2 billion of total indebtedness and $1.1 billion of securitization and factoring programs were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $452 million, $436 million and $284 million for 2024, 2023 and 2022, respectively. Based on the amount of variable rate debt outstanding and securitization and factoring at December 31, 2024, a 0.25% increase in variable interest rates would increase its annual interest expense by approximately $7 million before tax. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 0.25% increase in these floating interest rates could be more than $7 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2024. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.S. and Canada. In 2024, 2023 and 2022, the Company contributed $122 million, $19 million, and $24 million to its pension plans. The 2024 contributions included approximately $100 million to its U.S. pension plan in advance of a partial settlement of the plan's obligations. Pension expense was $562 million, including settlement charges of $47 million and $469 million for the Canadian and U.S. pension plans and is expected to be $32 million in 2025, using foreign currency exchange rates in effect at December 31, 2024. A 0.50% change in the 2025 expected rate of return assumptions would change 2025 pension expense by approximately $2 million. A 0.50% change in the discount rates assumptions as of December 31, 2024 would change 2025 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $20 million in 2025, $29 million in 2026, $27 million in 2027, $51 million in 2028 and $28 million in 2029. Future changes in the factors used to determine pension contributions, including investment performance of plan assets, could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.

Crown Holdings, Inc.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note S to the Company's audited consolidated financial statements in this Annual Report. As long as the Company continues to maintain its various pension plans, the Company will continue to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates decline, the underfunding of the pension plans may increase and the Company may have to contribute additional funds to the pension plans, and the Company's pension expense may increase. In addition, certain of the Company's pension and postretirement plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the Company's outstanding notes. In addition, as of December 31, 2024, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $96 million, based on assumptions set forth under Note S to the Company's audited consolidated financial statements in this Annual Report.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany. In July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of $8. Fining decisions based on settlements can be appealed under EU law and the Company sought annulment of the Commission’s fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. In October 2024, the General Court of the EU issued a judgment dismissing the Company’s appeal. In December 2024, the Company appealed the General Court’s judgment to the European Court of Justice. There can be no assurance regarding the outcome of such appeal.

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the EU and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into

Crown Holdings, Inc.

effect in 2015. On December 29, 2023, the FCA issued a decision imposing a fine of €4 million on the Company. The Company intends to appeal the decision of the FCA and there can be no assurance regarding the outcome of such appeal.

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

As of December 31, 2024, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $185 million, including $141 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note P to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2024, Crown Cork received approximately 1,400 new claims, settled or dismissed approximately 600 claims, and had approximately 59,300 claims outstanding at the end of the period. Of the Company's outstanding claims, approximately 18,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 41,300 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,300 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 21,000 were filed in other states. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's business arising from these defenses will not increase materially.

Crown Cork made cash payments of $15 million, $17 million and $21 million in 2024, 2023 and 2022 to settle asbestos claims and pay related legal and defense costs. These payments and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments including defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork's reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork's ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company's cash flow and impair its ability to satisfy its obligations. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies and Estimates” and under Note P to the Company's audited consolidated financial statements included in this Annual Report.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to operating permits, treatment, storage and disposal of waste, the use of chemicals in the Company’s products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. The EU and Canada have banned the use of bisphenol-A in baby bottles, and the U.S. Environmental Protection Agency ("EPA") has considered adding bisphenol-A, which it has described as a potential reproductive, developmental, and

Crown Holdings, Inc.

systemic toxicant, to the chemical concern list and using its Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Certain other nations, including Denmark, Belgium, the Netherlands, Canada and France, have implemented or considered implementing legislation restricting the use of bisphenol-A, including imposing product labeling requirements or restrictions on the importation and placement in the market of packaging and utensils containing bisphenol-A, and the European Food Safety Authority has recommended that the tolerable daily intake of bisphenol-A be lowered. Domestic and international, federal, state, municipal or other regulatory authorities could further restrict or prohibit the use of bisphenol-A in the future. In addition, public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

Crown Holdings, Inc.

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

Crown Holdings, Inc.

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

Crown Holdings, Inc.

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

ITEM 2. Properties
As of December 31, 2024, the Company operated 189 facilities in 39 countries. The principal manufacturing facilities at December 31, 2024 are listed below and are grouped by segment. The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction may vary from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company also leases outside warehouses. The Company leased 66 of its manufacturing facilities at December 31, 2024.

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

Crown Holdings, Inc.

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

Crown Holdings, Inc.

Americas Beverage	European Beverage	Asia Pacific	Transit Packaging		Other
Kankakee, IL	Custines, France	Phnom Penh, Cambodia (2)	Rainbow City, AL	Toluca, Mexico	Norwalk, CT (T)
Bowling Green, KY	Saarlouis, Germany	Sihanoukville, Cambodia	Benton, AR	Virton, Belgium	Dubuque, IA (F)
Mankato, MN	Korinthos, Greece	Hangzhou, China	Fordyce, AR	Kardjali, Bulgaria	Alsip, IL (A)
Mesquite, NV	Parma, Italy	Henan, China (S)	Sheridan, AR	Noerresundby, Denmark	Belcamp, MD (S)
Nichols, NY	Amman, Jordan	Heshan, China	Phoenix, AZ	Soenderborg, Denmark	Faribault, MN (A)
Dayton, OH	Dammam, Saudi Arabia	Huizhou, China (S)	Bay Point, CA	Liljendal, Finland	Owatonna, MN (F)
Cheraw, SC	Jeddah, Saudi Arabia	Qingdao Chengyan, China (S)	Stockton, CA	Masku, Finland	Massillon, OH (F)
Conroe, TX	Kosice, Slovakia	Shanghai, China (S)	Carrollton, GA	Castelsarrasin, France	Mill Park, OH (F)
Fort Bend, TX	Agoncillo, Spain	Tianjin, China (S)	Douglasville, GA	Fontaine les Luxeuil,	Connellsville, PA (F)
Martinsville, VA	Sevilla, Spain	Ziyang, China	LaGrange, GA	France	Hanover, PA (F)
Winchester, VA	Valencia, Spain	Karawang, Indonesia	Macon, GA	Manneville sur Risle,	Effingham, SC (F)
Olympia, WA	El Agba, Tunisia	Bangi, Malaysia	Bridgeview, IL	France	Trevose, PA (T)
La Crosse, WI	Izmit, Turkey	Yangon, Myanmar	Dixmoor, IL	Dinslaken, Germany	Spartanburg, SC (A)
Worland, WY	Osmaniye, Turkey	Singapore (S)	Kankakee, IL (2)	Goldkronach, Germany	Chippewa Falls, WI (T)
Cabreuva, Brazil	Dubai, UAE	Bangpoo, Thailand (F)	Roselle, IL	Hilden, Germany	Oshkosh, WI (F)
Teresina, Brazil	Botcherby, U.K.	Hat Yai, Thailand (F)	Elkhart, IN	Neunkirchen, Germany	Kingston, Jamaica (F)
Estancia, Brazil	Peterborough, U.K.	Nakhon Pathom, Thailand (F)	Gary, IN	Nurnberg, Germany	Barbados, West Indies (F)
Manaus, Brazil		Nong Khae, Thailand (2)	Florence, KY	Weischlitz, Germany	Shipley, U.K. (T)
Ponta Grossa, Brazil		Samrong, Thailand (F)	Monroe, LA	Gorey, Ireland	Wortley, U.K. (T)
Rio Verde, Brazil		Songkhla, Thailand (F)	Brighton, MI	Waterford, Ireland	Wisbech, U.K. (T)
Uberaba, Brazil		Danang, Vietnam	Eden, NC	Nairobi, Kenya
Calgary, Canada		Dong Nai, Vietnam (2)	Salisbury, NC	Heerlen, Netherlands
Ontario, Canada		Hanoi, Vietnam	Newark, NJ	Nuenen, Netherlands
Santafe de Bogota,		Vung Tau, Vietnam	Cleveland, OH	Zwijndrecht, Netherlands
Colombia			Loveland, OH	Kosice, Slovakia
Acayucan, Mexico			West Chester, OH	Burseryd, Sweden
Chihuahua, Mexico			Elizabethtown, PA	Hjo, Sweden
Ensenada, Mexico			Hazleton, PA	Sandared, Sweden
Guadalajara, Mexico			Imperial, PA	Dietikon, Switzerland (2)
Monterrey, Mexico (2)			South Canaan, PA	Merenschwand, Switzerland
Orizaba, Mexico			East Providence, RI (2)	Izmir, Turkey
Toluca, Mexico			Darlington, SC	Kocaeli, Turkey
			Greer, SC	Dudley, U.K.
			Latta, SC	Derrimut, Australia
			Orange, TX	Kurri Kurri, Australia
			San Antonio, TX	Bangalore, India (4)
			Danville, VA	Dahej, India
			Forest, VA (2)	Rudrapur, India
			Martinsville, VA	Rudraram, India
			Woodland, WA	Silvassa, India
			Cabreuva, Brazil	Pohang, South Korea
			Halton Hills,	Sriracha, Thailand (2)
Canada (2)
Amatlan de los Reyes,
Mexico
Cienega de Flores,
Mexico

All properties above, with the exception of Transit Packaging, are beverage facilities unless otherwise indicated by the following:
A: Aerosol
F: Food and closure
P: Promotional packaging
S: Specialty packaging
T: Tooling and equipment

Crown Holdings, Inc.

ITEM 3. Legal Proceedings

Crown Cork is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2024, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $185 million.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites.
Further information on these matters and other legal proceedings is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Asbestos” and “Environmental Matters,” within the risk factor titled "The Company is subject to litigation risks which could negatively impact its operations and net income" and under Note P and Note Q to the consolidated financial statements.

ITEM 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in “Directors, Executive Officers and Corporate Governance” of this Annual Report.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant’s common stock is listed on the New York Stock Exchange under ticker symbol CCK. On February 28, 2025 there were 3,270 registered shareholders of the Registrant’s common stock, including 844 participants in the Company's Employee Stock Purchase Plan. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note U to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities during the three months ending December 31, 2024. The table excludes 38 of the Company's shares surrendered to cover taxes on the vesting of restricted stock.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
October	—	$—	—	$1,894
November	—	$—	—	$1,894
December	1,126,419	$89.19	1,126,419	$1,793
	1,126,419		1,126,419
(1) In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

ITEM 6. [Reserved]

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2019	2020	2021	2022	2023	2024
Crown Holdings	$100	$138	$154	$115	$131	$119
S&P 500 Index	100	118	152	125	158	197
Dow Jones U.S. Containers & Packaging Index	100	121	134	110	119	137

(a)The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2019 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2024, was composed of Crown Holdings, Amcor, AptarGroup, Avery Dennison, Ball, Berry Global, Graphic Packaging, International Paper, Packaging Corp. of America, Sealed Air, Silgan, Smurfit Westrock and Sonoco.

Crown Holdings, Inc.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2024. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil, Europe, and Southeast Asia. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum, and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of approximately $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2019. Based on current market conditions, the Company expects to have the ability to meet expected demand growth with its current installed capital base and expects capital spending to be approximately $450 in 2025.

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a long-term net leverage target of 2.5x adjusted EBITDA (a non-GAAP measure). The Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders in the future. On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027.

The Company continues to actively elevate its commitment to sustainability, which is a core value of the Company. In 2020, the Company introduced Twentyby30, a robust program that outlines twenty measurable, science based, environmental, social and governance goals to be completed by 2030. In 2024, the Company garnered recognition for their commitment to integrate sustainability into all aspects of the organization, including the top spot within the Sustainalytics "Container and Packaging" industry category.

To date the war between Russia and Ukraine and the conflicts in the Middle East have not had a direct material impact on the Company's business, financial condition, or results of operations.

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange, interest rate fluctuations, and inflationary pressures, including increasing costs for raw materials, energy and transportation. Additionally, tariffs, retaliatory trade measures and further trade restrictions could result in higher raw material costs. The Company generally attempts to mitigate aluminum and steel price risk by matching its purchase obligations with its sales agreements. Additionally, the Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indices. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments is discussed, as applicable, under the heading "Results of Operations" below.

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, restructuring and other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro in the Company's European Beverage segment and the Chinese yuan and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the euro, the Indian rupee, the Japanese yen, the Mexican peso and the Brazilian real.

Crown Holdings, Inc.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

NET SALES AND SEGMENT INCOME

	2024	2023	2022
Net sales	$11,801	$12,010	$12,943

Year ended December 31, 2024 compared to 2023

Net sales decreased primarily due to $196 from the pass-through of lower aluminum, steel and other commodity costs, unfavorable foreign currency translation of $23, and lower volumes in Transit Packaging, Asia Pacific and Other segments, partially offset by 7% higher beverage can volumes in both Americas and European Beverage.

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

To meet volume requirements in these markets, the Company added additional line capacity in Monterrey, Mexico (2022) and new greenfield facilities in Uberaba, Brazil (2022), Martinsville, Virginia (2022) and Mesquite, Nevada (2023).

Net sales and segment income in the Americas Beverage segment were as follows:

	2024	2023	2022
Net sales	$5,240	$5,147	$5,126
Segment income	987	876	742

Year ended December 31, 2024 compared to 2023

Net sales increased primarily due to higher beverage can volumes, 7% in North America and 10% in Brazil, partially offset by $59 pass-through of lower aluminum costs and unfavorable foreign currency translation of $15.

Segment income increased primarily due to higher volumes, improved manufacturing performance, including lower start-up costs compared to 2023 and $18 lower depreciation expense primarily driven by the useful life change effective January 1, 2024.

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

Crown Holdings, Inc.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to consumer focus on sustainability benefits of aluminum and a market shift to cans versus other packaging formats. To meet volume requirements, in 2023 the Company added additional line capacity in Agoncillo, Spain, a new greenfield facility in Peterborough, U.K. and acquired Helvetia Packaging AG, a beverage can and end manufacturing facility in Saarlouis, Germany.

Net sales and segment income in the European Beverage segment were as follows:

	2024	2023	2022
Net sales	$2,071	$1,939	$2,114
Segment income	276	199	123

Year ended December 31, 2024 compared to 2023

Net sales increased primarily due to 7% higher beverage can volumes.

Segment income increased primarily due to higher volumes and improved manufacturing performance, including savings realized as part of prior year restructuring actions and lower start-up costs.

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

Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. To meet volume requirements in Southeast Asia, the Company added additional line capacity in Phnom Penh, Cambodia (2022).

In 2023, volume softness was noted across each country in the Asia Pacific segment as the region continues to struggle with the effects of higher inflation and interest rates. In the fourth quarter of 2023, the Company announced the closure of its beverage can facilities in Ho Chi Minh City, Vietnam and Singapore with capacity relocated to the Company's Vung Tau, Vietnam facility and in the fourth quarter of 2024, the Company announced the closure of its beverage can facility in Sihanoukville, Cambodia.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023 and had net sales of $6 for the year-ended December 31, 2024. Property, plant and equipment in Myanmar as of December 31, 2024 was $49, including $24 of land and buildings and $25 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	2024	2023	2022
Net sales	$1,161	$1,297	$1,615
Segment income	195	154	172

Crown Holdings, Inc.

Year ended December 31, 2024 compared to 2023

Net sales decreased primarily due to 7% lower beverage can volumes, $8 pass-through of lower aluminum costs and $6 from the impact of unfavorable foreign currency translation.

Segment income increased primarily due to improved manufacturing performance, including savings realized as part of prior year restructuring actions, and $16 lower depreciation expense driven by the useful life change effective January 1, 2024.

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

Net sales and segment income in the Transit Packaging segment were as follows:

	2024	2023	2022
Net sales	$2,107	2,256	$2,545
Segment income	270	331	281

Year ended December 31, 2024 compared to 2023

Net sales decreased primarily due to $71 lower material costs, $60 lower volumes across most product lines and $14 unfavorable foreign currency translation.

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

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.. The Company added a third two-piece food can line to its Owatonna, Minnesota plant in 2022 and a pet food can line to its Dubuque, Iowa plant in 2024.

In 2023, the Company right-sized the beverage can equipment operations in the U.K. to reflect the expected significant reduction in orders from global beverage can manufactures. Additionally, in the fourth quarter of 2023, the Company announced the closure of its Decatur, IL aerosol can plant in response to lower aerosol can demand.

Crown Holdings, Inc.

During the second quarter of 2024, the Company closed its food can plant in La Villa, Mexico and entered into an agreement to sell equipment for $30 to be paid in three annual installments, with the first $10 installment received during 2024. The Company recorded a gain of $22 for the sale of the equipment in the third quarter of 2024.

Net sales and segment income in Other were as follows:

	2024	2023	2022
Net sales	$1,222	$1,371	$1,543
Segment income	82	117	240

Year ended December 31, 2024 compared to 2023

Net sales decreased primarily due to lower volumes in the equipment, aerosol can and Mexico food can business and $46 from the pass-through of lower steel costs.

Segment income decreased primarily due to lower volumes.

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

	2024	2023	2022
Corporate and unallocated	$(165)	$(131)	$(115)

Corporate and unallocated costs increased from 2023 primarily due to higher incentive compensation, including stock-based compensation.

Corporate and unallocated costs increased from 2022 primarily due to higher property insurance costs and incentive compensation costs in 2023.

DEPRECIATION AND AMORTIZATION

The Company periodically reviews the useful lives of property, plant and equipment. Based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized, the Company engaged a third-party appraiser to assist in this review and, as a result, increased the estimated useful lives of buildings up to 50 years and machinery and equipment up to 23 years effective January 1, 2024. The change in accounting estimate was applied on a prospective basis. The change in useful lives resulted in a net reduction in depreciation expense of $64 for the year ended December 31, 2024 as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

RESTRUCTURING AND OTHER, NET

In 2024, the $75 charge from restructuring and other, net primarily included asset impairments in the Asia Pacific segment and severance and other exit costs related to current and prior year restructuring actions. See Note M for additional information.

In 2023, the $114 charge from restructuring and other, net, included asset impairments, termination benefits and other exit costs primarily related to plant closures in the Americas Beverage, Asia Pacific and Other segments. See Note M for additional details. These actions reduced headcount by approximately 650 employees and annual savings were approximately $35.

Crown Holdings, Inc.

In 2022, the benefit from restructuring and other, net, included a $113 gain from the sale of the Transit Packaging segment's Kiwiplan business and $29 of charges related to an overhead cost reduction program initiated by the Transit Packaging segment in the second quarter of 2022 that reduced headcount by approximately 600 employees. The annual savings were approximately $60.

The Company continues to identify cost reduction initiatives in its businesses and it is possible that the Company may record additional restructuring charges in the future.

OTHER PENSION AND POSTRETIREMENT

In 2024 other pension and postretirement expense included settlement charges of $513 related to the transfer of portions of the Company's Canadian and primary U.S. defined benefit pension liabilities through the purchase of group annuity insurance contracts. See Note S for more information.

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

GAIN ON SALE OF EQUITY METHOD INVESTMENT

In 2024, the Company recorded a gain of $275 in conjunction with the sale of Eviosys, a European tinplate equity method investment. See Note B for more information.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense expense increased from $436 in 2023 to $452 in 2024 and interest income increased from $53 in 2023 to $82 in 2024 primarily due to lower net debt balances throughout 2024 as compared to 2023.

Interest expense increased from $284 in 2022 to $436 in 2023 and interest income increased from $15 in 2022 to $53 in 2023 primarily due to higher interest rates.

TAXES ON INCOME

The Company's effective income tax rates were as follows:

	2024	2023	2022
Income before income taxes	$743	$795	$1,056
Provision for income taxes	183	222	243
Effective income tax rate	24.6%	27.9%	23.0%

The decrease in the effective tax rate in 2024 compared to 2023, was primarily due to income tax benefits of $127 related to the pension settlement charges and $25 related to the release of valuation allowances resulting from improved profitability in Switzerland partially offset by a tax charge of $64 in the U.S. on the distribution from the sale of Eviosys.

The increase in the effective tax rate in 2023 compared to 2022, was primarily due to the geographic distribution of the Company's world-wide earnings in higher-tax jurisdictions. In 2022, the effective tax rate included an income tax charge of $11 for the sale of the Company's Transit Packaging segment's Kiwiplan business. See Note T to the consolidated financial statements for further details of taxes on income.

The Company expects to record a tax benefit of approximately $22 in 2025 after an internal reorganization which will result in the release of deferred tax liabilities related to the foreign currency impact of certain inter-company debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in earnings of affiliates decreased from $14 in 2023 to $0 in 2024 primarily due to lower earnings from Eviosys, the European tinplate equity method investment, which was sold in the fourth quarter of 2024. After the sale, the Company does not expect equity earnings to be material to the Company's results of operations.

Crown Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities decreased from $1,453 in 2023 to $1,192 primarily due to higher cash taxes paid, primarily related to the gain on the distribution from the Eviosys sale and higher pension contributions, primarily related to the settlement of a portion of the U.S. pension plan in 2024. See Note B and Note S for more information.

Receivables decreased from $1,719 at December 31, 2023 to $1,656 at December 31, 2024 primarily due to unfavorable foreign currency translation. Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 34 at December 31, 2023 compared to 32 at December 31, 2024.

Inventories decreased from $1,613 at December 31, 2023 to $1,440 at December 31, 2024 primarily due to efforts to reduce inventory levels across most businesses and unfavorable foreign currency translation. Inventory turnover decreased from 67 days at December 31, 2023 to 59 days at December 31, 2024.

Accounts payable decreased from $2,459 at December 31, 2023 to $2,425 at December 31, 2024 primarily due to unfavorable foreign currency translation. Days outstanding for trade payables increased from 89 days at December 31, 2023 to 91 days at December 31, 2024.

INVESTING ACTIVITIES

Cash used for investing activities decreased from $804 in 2023 to $12 in 2024 primarily due to lower capital expenditures and the $338 proceeds received from the distribution related to the sale of Eviosys. Additionally, 2023 included the purchase of Helvetia Packaging AG for $126 and a distribution from Eviosys of $68. See Note B for more information.

The Company currently expects capital expenditures in 2025 to be approximately $450.

At December 31, 2024, the Company had approximately $48 of capital commitments primarily related to its Americas Beverage and European Beverage segments. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Financing activities provided cash of $116 in 2023 and used cash for $1,526 in 2024.

In August 2024, the Company issued €600 principal amount of 4.50% senior unsecured notes due 2030 and used the proceeds to pay down the €600 principal amount of 2.625% senior unsecured notes due September 2024. Additionally, in December 2024, the Company redeemed the €600 principal amount of 3.375% senior unsecured notes due May 2025 and $400 principal amount of the U.S. dollar term loan facility. During 2024, the Company also repurchased $217 of common stock.

In May 2023, the Company issued €500 principal amount of 5.0% senior unsecured notes due 2028. Additionally, in December 2023, the Company issued €500 principal amount of 4.75% senior unsecured notes due 2029 and used a portion of the proceeds to pay down the U.S. dollar term loan facility. The Company also repaid revolver borrowings of $329 in 2023.

LIQUIDITY

As of December 31, 2024, $676 of the Company's $918 in cash and cash equivalents was located outside the U.S. The Company is not aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $304 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and, as of December 31, 2024, the Company had available capacity of $1,614. The Company could have borrowed this amount at December 31, 2024 and still have been in compliance with its leverage ratio covenant.

Crown Holdings, Inc.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.6 to 1.0 at December 31, 2024 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $800 that expires in July 2025 and securitization facilities with program limits of $230 and $160 that expire in November 2025. The Company accounts for transfers under these facilities as either sales or secured borrowings based on whether it has transferred control over the factored receivables as further discussed in Note D to the consolidated statements.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

The Company has managed its various pension plan liabilities through opportunistic purchases of annuity insurance contracts for portions of outstanding defined pension obligations using plan assets for further information on the group annuity insurance contracts purchased to transfer portions of the Company's Canadian and primary U.S. defined benefit pension liabilities in Note S.

Cash payments required for purchase obligations and projected pension contributions in effect at December 31, 2024, are summarized in the following table:

	Payments Due by Period
	2025	2026	2027	2028	2029	2030 & after	Total
Purchase obligations (1)	$2,938	$1,959	$1,833	$1,288	$511	$633	$9,162
Projected pension contributions (2)	20	29	27	51	28	—	155
Total	$2,958	$1,988	$1,860	$1,339	$539	$633	$9,317
All amounts due in foreign currencies are translated at exchange rates as of December 31, 2024.
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

Long term debt obligations, including fixed and variable rate debt, are further discussed in Note N. Long-term debt payments due in February 2026 include the Company's $875 4.75% senior notes and €500 ($518) 2.875% senior notes. The Company expects to refinance or repay these notes at maturity The Company currently expects interest payments on debt and securitization and factoring in 2025 to be approximately $340. This estimate is based on projected interest rates as of December 31, 2024, long-term debt balances, average borrowings under the revolving credit facility and securitization and factoring estimates.

Crown Holdings, Inc.

The Company also has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note Q to the consolidated financial statements.

Supplemental Guarantor Financial Information

As disclosed in Note N, the Company and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of senior notes and debentures issued by other 100% directly or indirectly owned subsidiaries. These senior notes and debentures are fully and unconditionally guaranteed by the Company and substantially all of its subsidiaries in the U.S., except in the case of the Company’s outstanding senior notes issued by Crown Cork & Seal Company, Inc., which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

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

Crown Cork Obligor Group

December 31, 2024
Net sales	$—
Gross Profit	—
Income from operations	1
Net income[1]	(140)
Net income attributable to Crown Holdings[1]	(140)
(1) Includes $55 of expense related to intercompany interest with non-guarantor subsidiaries.

Crown Holdings, Inc.

December 31, 2024
Current assets	$47
Non-current assets	22
Current liabilities	68
Non-current liabilities[1]	6,647
(1) Includes payables of $5,905 due to non-guarantor subsidiaries

Crown Americas Obligor Group

December 31, 2024
Net sales[1]	$4,840
Gross profit[2]	799
Income from operations[2]	305
Net income from continuing operations[3]	(385)
Net income attributable to Crown Holdings[3]	(385)
(1) Includes $433 of sales to non-guarantor subsidiaries
(2) Includes $43 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $27 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

December 31, 2024
Current assets[1]	$1,056
Non-current assets[2]	3,756
Current liabilities[3]	1,158
Non-current liabilities[4]	6,136
(1) Includes receivables of $32 due from non-guarantor subsidiaries
(2) Includes receivables of $167 due from non-guarantor subsidiaries
(3) Includes payables of $20 due to non-guarantor subsidiaries
(4) Includes payables of $2,242 due to non-guarantor subsidiaries

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

The table below provides information in U.S. dollars as of December 31, 2024 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, trade payables and receivables, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1. The contract with no amount in the average contractual exchange rate has an exchange rate less than $.01.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
Euro/Sterling	$188	$(3)	1.18
Sterling/Euro	121	2	0.85
Euro/Swiss franc	77	—	1.09
U.S. dollars/Brazilian real	88	3	0.17
Euro/U.S. dollars	48	(2)	0.92
Singapore dollars/U.S. dollars	50	(1)	1.33
Euro/Danish krone	38	—	0.13
Euro/Swedish krona	36	—	0.09
U.S. dollars/Thai baht	52	—	0.03
Canadian dollars/U.S. dollars	35	—	1.44
U.S. dollars/Turkish lira	32	(3)	0.02
Turkish lira/U.S. dollars	22	1	39.84
Euro/Australian dollars	6	—	0.58
	$793	$(3)
At December 31, 2024, the Company had additional contracts with an aggregate notional value of $15 to purchase or sell other currencies, primarily Asian currencies, including the Chinese yuan, Indonesian rupiah, Malaysian ringgit, Singapore dollar and Thai baht; European currencies, including the Polish zloty and the New Zealand dollar. The aggregate fair value of these contracts was a loss of $2.

At December 31, 2024, the Company had cross-currency swaps with an aggregate notional values of $875. The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary and mature in 2026. The fair value of these contracts at December 31, 2024 was a net gain of $86.

Total future payments of long-term debt obligations at December 31, 2024 include $3,448 of U.S. dollar-denominated debt, $2,713 of euro-denominated debt and $10 of debt denominated in other currencies.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. As of December 31, 2024, the Company had $1.8 billion principal floating interest rate debt and $1.1 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $7 million before tax. The actual effect of a 0.25% increase in these floating interest rates could be more than $7 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2024.

The Company uses various raw materials, such as aluminum and steel in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2024, consumption of aluminum and steel represented 46% and 7% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its

Crown Holdings, Inc.

risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The company also uses commodity forward contracts to manage its exposure to these raw material costs. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2024, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $73 and a net gain of $7. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

In addition, the Company's manufacturing facilities are dependent, to varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

See Note O to the consolidated financial statements for further information on the Company’s derivative financial instruments.

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

See Note Q to the consolidated financial statements for additional information on environmental matters including the Company's accrual for environmental remediation costs.

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

Asbestos Liabilities

The Company’s potential liability for asbestos cases is uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the nature of future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the alleged link to Crown Cork), the terms of settlements of other defendants with asbestos-related liabilities, bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants) and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). See Note P to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

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

Crown Holdings, Inc.

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

In recent years, a higher percentage of Crown Cork’s settlements have related to claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future relate to serious diseases and are therefore valued at higher dollar amounts. As of December 31, 2024, approximately 60% of the projected future claims in the Company’s accrual calculation relate to claims alleging serious diseases such as mesothelioma.

The five year average settlement cost per claim was $14,300 in 2022, $15,800 in 2023 and $17,700 in 2024. If Crown Cork continues to settle a high percentage of claims alleging serious disease at higher dollar amounts, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2024 by $18. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2024 by $39. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2024 by $35.

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
The Company completed its annual review for 2024 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur.
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

Crown Holdings, Inc.

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

Should the Company change its estimate of the amount of deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in tax expense in the period such a change in estimate was made. See Note T to the consolidated financial statements for additional information on the Company’s valuation allowances.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $562 in 2024, including charges of $516 related to the partial settlements of the Company's defined benefit pension plan obligations in the U.S. and Canada. The Company currently projects its 2025 pension expense to be $32, using foreign currency exchange rates in effect at December 31, 2024. The Company uses the spot yield curve approach to estimate the service and interest cost components of pension and postretirement benefits expense by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, projected future outlook of each asset class, inflation assumptions and the expected net value from active management of the assets based on actual results.

The U.S. plan’s assumed rate of return was 7.15% in 2024. A 0.50% change in the expected rates of return would change 2025 pension expense by approximately $2.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarial determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves to the extent that the underlying markets were not deemed sufficiently developed. A 0.50% change in the discount rates from those used at December 31, 2024 would change 2025 pension expense by approximately $4 and postretirement expense by less than $1. A 0.50% change in the discount rates from those used at December 31, 2024 would have changed the pension benefit obligation by approximately $30 and the postretirement benefit obligation by approximately $3 as of December 31, 2024. See Note S to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2024, the Company had a pre-tax unrecognized net loss in accumulated other comprehensive income of $109 related to its pension plans and a pre-tax unrecognized net gain in accumulated other comprehensive income of $5 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2024 included charges of $34 for the amortization of accumulated net losses, and the Company estimates charges of $10 in 2025. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 8 - 16 years. An increase or decrease of 10% in the number of years used to amortize unrecognized losses in each plan would change estimated charges for 2025 by $1.

Crown Holdings, Inc.

RECENT ACCOUNTING GUIDANCE

In November 2024, the Financial Accounting Standards Board issued a final standard on disaggregation of income statement expenses. The standard requires disclosure of more detailed information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

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

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos under Note P and other contingencies under Note Q to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in the section titled “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation, (vii) the Company's progress on sustainability and environmental matters and (viii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

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

Crown Holdings, Inc.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Certain Reporting Units in the Transit Packaging and Other Segments

As described in Notes A and F to the consolidated financial statements, the Company’s consolidated goodwill balance was $3 billion as of December 31, 2024, a portion of which relates to certain reporting units in the Transit Packaging and Other segments. Management performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Management determines the estimated fair value of the reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions relating to revenue and Adjusted EBITDA (defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) margin growth rates, and discount rates. As disclosed by management, under the market approach, management utilizes significant assumptions relating to EBITDA and revenue multiples used in recent similar transactions, if any, and EBITDA and revenue multiples of similar type and size public companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain reporting units in the Transit Packaging and Other segments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and Adjusted EBITDA margin growth rates, discount rate, and EBITDA and revenue multiples for the reporting unit in the Transit Packaging segment and revenue and Adjusted EBITDA margin growth rates and the EBITDA multiple for the reporting unit in the Other segment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of certain reporting units in the Transit Packaging and Other segments. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue and Adjusted EBITDA margin growth rates, discount rate, and EBITDA and revenue multiples for the reporting unit in the Transit Packaging segment and related to revenue and Adjusted EBITDA margin growth rates and the EBITDA multiple for the reporting unit in the Other segment. Evaluating management’s assumptions related to revenue and Adjusted EBITDA margin growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches, and (ii) the reasonableness of the revenue growth rate, discount rate and EBITDA and revenue multiples assumptions for the reporting unit in the Transit Packaging segment and the EBITDA multiple for the reporting unit in the Other segment.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 3, 2025

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

Consolidated Statements of Operations
(in millions except per share data)

For the Years Ended December 31	2024	2023	2022
Net sales	$11,801	$12,010	$12,943
Cost of products sold, excluding depreciation and amortization	9,262	9,546	10,643
Depreciation and amortization	448	499	460
Selling and administrative expense	597	582	556
Restructuring and other, net	75	114	(52)
Income from operations	1,419	1,269	1,336
Loss from early extinguishments of debt	1	1	11
Other pension and postretirement	546	49	(16)
Gain on sale of equity method investment	(275)	—	—
Interest expense	452	436	284
Interest income	(82)	(53)	(15)
Foreign exchange	34	41	16
Income before income taxes and equity in net earnings of affiliates	743	795	1,056
Provision for income taxes	183	222	243
Equity in net earnings of affiliates	—	14	42
Net income	560	587	855
Net income attributable to noncontrolling interests	136	137	128
Net income attributable to Crown Holdings	$424	$450	$727

Earnings per common share attributable to Crown Holdings:
Basic	$3.56	$3.77	$6.01
Diluted	$3.55	$3.76	$5.99

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

Consolidated Statements of Comprehensive Income
(in millions)

For the Years Ended December 31	2024	2023	2022
Net income	$560	$587	$855
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(214)	176	(41)
Pension and other postretirement benefits	434	22	83
Derivatives qualifying as hedges	5	8	(40)
Total other comprehensive income	225	206	2
Total comprehensive income	785	793	857
Net income attributable to noncontrolling interests	136	137	128
Translation adjustments attributable to noncontrolling interests	—	1	(2)
Pension and other postretirement benefits attributable to noncontrolling interests	—	—	1
Derivatives qualifying as hedges attributable to noncontrolling interests	—	—	(3)
Comprehensive income attributable to Crown Holdings	$649	$655	$733

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
Consolidated Balance Sheets
(in millions, except share data)

December 31	2024	2023
Assets
Current assets
Cash and cash equivalents	$918	$1,310
Receivables, net	1,656	1,719
Inventories	1,440	1,613
Prepaid expenses and other current assets	197	191
Total current assets	4,211	4,833
Goodwill	2,954	3,117
Intangible assets, net	1,044	1,258
Property, plant and equipment, net	4,927	5,062
Operating lease right-of-use assets, net	201	211
Other non-current assets	511	553
Total assets	$13,848	$15,034

Liabilities and equity
Current liabilities
Short-term debt	$66	$16
Current maturities of long-term debt	80	759
Current portion of operating lease liabilities	47	45
Accounts payable	2,425	2,459
Accrued liabilities	847	922
Total current liabilities	3,465	4,201
Long-term debt, excluding current maturities	6,058	6,699
Postretirement and pension liabilities	260	414
Non-current portion of operating lease liabilities	167	175
Other non-current liabilities	670	681
Commitments and contingent liabilities (Note Q)

Equity
Noncontrolling interests	472	454

Preferred stock, authorized: 30,000,000; none issued (Note U)	—	—
Common stock, par value: $5.00; 500,000,000 shares authorized;
185,744,072 shares issued; 118,503,631 and 120,644,313 shares outstanding in 2024 and 2023 (Note U)	594	604
Additional paid-in capital	—	17
Retained earnings	3,624	3,476
Accumulated other comprehensive loss	(1,462)	(1,687)
Crown Holdings shareholders’ equity	2,756	2,410
Total equity	3,228	2,864
Total liabilities and equity	$13,848	$15,034
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
Consolidated Statements of Cash Flows
(in millions)

For the Years Ended December 31	2024	2023	2022
Cash flows from operating activities
Net income	$560	$587	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	448	499	460
Restructuring and other, net	75	114	(52)
Pension and postretirement expense	568	70	12
Pension contributions	(122)	(19)	53
Gain on sale of equity method investment	(275)	—	—
Stock-based compensation	42	31	29
Deferred income taxes	(168)	(53)	28
Asbestos payments	(15)	(17)	(21)
Changes in assets and liabilities:
Receivables	65	98	29
Inventories	102	463	(299)
Accounts payable and accrued liabilities	(90)	(413)	(149)
Prepaids and other assets	13	31	(44)
Other, net	(11)	62	(98)
Net cash provided by operating activities	1,192	1,453	803
Cash flows from investing activities
Capital expenditures	(403)	(793)	(839)
Proceeds from sale of businesses, net of cash	—	—	182
Proceeds from sale of property, plant and equipment	28	17	15
Acquisitions of businesses, net of cash	—	(126)	(31)
Net investment hedges	25	25	26
Distribution from equity method investment	338	68	7
Other	—	5	(2)
Net cash used for investing activities	(12)	(804)	(642)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	—	(396)	268
Proceeds from short-term debt	222	129	45
Payments of short-term debt	(165)	(131)	(45)
Proceeds from long-term debt	675	1,096	2,953
Payments of long-term debt	(1,788)	(312)	(2,278)
Debt issuance costs	(10)	(16)	(25)
Dividends paid to noncontrolling interests	(119)	(126)	(100)
Dividends paid to shareholders	(119)	(115)	(106)
Common stock repurchased	(217)	(12)	(722)
Other	(5)	(1)	(15)
Net cash (used for) / provided by financing activities	(1,526)	116	(25)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	(4)	(90)
Net change in cash, cash equivalents and restricted cash	(384)	761	46
Cash, cash equivalents and restricted cash at January 1	1,400	639	593
Cash, cash equivalents and restricted cash at December 31	$1,016	$1,400	$639
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2022	$630	$—	$3,180	$(1,898)	$1,912	$418	$2,330
Net income			727		727	128	855
Other comprehensive income				6	6	(4)	2
Dividends declared			(106)		(106)	(104)	(210)
Restricted stock awarded	2	(1)			1		1
Stock-based compensation		29			29		29
Common stock issued		2			2		2
Common stock repurchased	(32)	(30)	(660)		(722)		(722)
Balance at December 31, 2022	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
Net income			450		450	137	587
Other comprehensive income				205	205	1	206
Dividends declared			(115)		(115)	(122)	(237)
Restricted stock awarded	4	(4)			—		—
Stock-based compensation		31			31		31
Common stock issued		2			2		2
Common stock repurchased		(12)			(12)		(12)
Balance at December 31, 2023	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
Net income			424		424	136	560
Other comprehensive income				225	225	—	225
Dividends declared			(119)		(119)	(119)	(238)
Restricted stock awarded	2	(2)			—		—
Stock-based compensation		42			42		42
Common stock issued		1			1		1
Common stock repurchased	(12)	(50)	(157)		(219)		(219)
Purchase of noncontrolling interests		(8)			(8)	1	(7)
Balance at December 31, 2024	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228

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

The Company manufactures certain products that have no alternative use to the Company once they are printed or manufactured to customer specifications. If the Company has an enforceable right to payment for custom products at all times in the manufacturing process, revenue is recognized over time. In each of the Company’s geographic markets, revenue from beverage cans is primarily recognized over time using the units produced output method as beverage cans are generally printed for a specific customer in a continuous production process. The timing of revenue recognition for the Company’s other products, including beverage ends and three-piece products, which includes food cans and ends and aerosol cans and ends, may vary as these products may be printed or customized depending upon customer preferences. Revenue that is recognized over time for

Crown Holdings, Inc.
the Company’s three-piece products and equipment business is generally recognized using the cost-to-cost input method as these products involve an intermediary step that results in customized work-in-process inventory. For products that follow a point in time model, revenue is generally recognized when title and risk of loss transfer.

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
Unbilled receivables are recorded for revenue recognized over time when the Company has determined that control has passed to the customer but the customer has not yet been invoiced because the Company does not have present right to payment. The Company generally has a present right to payment when title of product transfers. Unbilled receivables are included in receivables, net in the Consolidated Balance Sheet with a corresponding decrease to inventory.
Contract assets are recorded for revenue recognized over time when the Company has determined that control for a performance obligation has passed to the customer, but the right to invoice the customer is contingent upon the completion of the performance obligations included in the contract. Contract assets are classified as current as they are expected to be invoiced within one year and may not exceed their net realizable value. Contract assets are included in prepaid and other current assets in the Consolidated Balance Sheet.
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

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets described below (in years). During the first quarter of 2024, the Company completed a review of the useful lives of its beverage machinery and equipment and buildings based on the Company’s experience with the duration over which equipment and buildings of its aluminum beverage can business can be utilized. The Company engaged a third-party appraiser to assist in this review and, as a result, effective January 1, 2024, the Company revised the estimated useful lives of its buildings up to 50 years, and machinery and equipment up to 23 years. The change in useful lives resulted in a net reduction in depreciation expense of approximately $64 or $0.40 per diluted share for the year ended December 31, 2024, respectively, as compared to the amount of depreciation expense that would have been recorded by utilizing the prior depreciable lives.

Land improvements	25
Buildings and building improvements	25 – 50
Machinery and equipment	3– 23

Goodwill and Intangible Assets. Assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is carried at cost and reviewed for impairment annually in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Goodwill is allocated to the reporting units at the time of each acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Further quantitative assessment may then be required. The quantitative assessment involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value of each reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions, including revenue and Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) margin growth rates and discount rate. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit to its fair value, not to exceed the carrying amount of goodwill.

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

Crown Holdings, Inc.
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

Research and Development. Research, development and engineering costs of $32 in 2024, $33 in 2023 and $34 in 2022, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications and Revisions. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

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

The effects of the revisions on each of the impacted financial statement line items within the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 were as follows:

Crown Holdings, Inc.

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$(398)	$2	$(396)
Proceeds from short-term debt	—	129	129
Payments of short-term debt	—	(131)	(131)
Net cash provided by financing activities	116	—	116

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Net change in revolving credit facility and short-term debt	$268	$—	$268
Proceeds from short-term debt	—	45	45
Payments of short-term debt	—	(45)	$(45)
Net cash used for financing activities	(25)	—	(25)

Recent Accounting and Reporting Pronouncements.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board issued new guidance that requires incremental disclosures related to reportable segments. That standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of profit or loss. The title and position of the CODM and how the reported measure of segment profit or loss is used by the CODM to assess segment performance and allocate resources is also required to be disclosed. The standard also permits disclosure of additional measures of segment profit. The Company adopted the new guidance for the year ended December 31, 2024. Refer to Note Z.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board issued a final standard on disaggregation of income statement expenses. The standard requires disclosure of more detailed information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

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

B. Acquisitions and Divestitures

In December 2024 KPS Capital Partners LP completed the sale of Eviosys, including the Company's approximate 20% ownership share. The Company received pre-tax proceeds of $338 and recorded a gain of $275 in the fourth quarter of 2024.

The Company's share of Eviosys net earnings was a loss of $3 for the year ended December 31, 2024 and income of $9 and $34 for years ended December 31, 2023 and 2022 and is reported in Equity in net earnings of affiliates in the Consolidated Statements of Operations. The Company received distributions of $83 and $26 in the years ended December 31, 2023 and 2022.

In October 2023, the Company completed its acquisition of Helvetia Packaging AG ("Helvetia"), a beverage can and end manufacturing facility in Saarlouis, Germany for $126. The addition of Helvetia expanded the Company's European Beverage

Crown Holdings, Inc.
segment into Germany, adding capacity to serve growing demand for beverage cans. Assets acquired primarily included property, plant and equipment of $70 and customer relationship intangible assets of $14, with goodwill acquired of $44.

In April 2022, the Company completed the sale of the Transit Packaging segment's Kiwiplan business and received pre-tax proceeds of $180. The Company recorded a pre-tax gain of $113 on the sale, which is reported in Restructuring and other, net in the Consolidated Statements of Operations. The transaction did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation.

C. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statements of Cash Flows were as follows:

	2024	2023
Cash and cash equivalents	$918	$1,310
Restricted cash included in prepaid expenses and other current assets	98	90
Total cash, cash equivalents and restricted cash	$1,016	$1,400

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D. Receivables

	2024	2023
Accounts receivable	$1,060	$1,122
Less: allowance for credit losses	(30)	(29)
Net trade receivables	1,030	1,093
Unbilled receivables	316	338
Miscellaneous receivables	310	288
	$1,656	$1,719

The Company uses receivables securitization and factoring facilities in the normal course of business as part of managing its cash flows. The Company accounts for transfers under these facilities as either sales or secured borrowings based on whether it has transferred control over the factored receivables. The Company’s continuing involvement in factored receivables accounted for as sales is limited to servicing the receivables. The Company receives adequate compensation for servicing the receivables and no servicing asset or liability is recorded.

As of December 31, 2024 and 2023, the Company derecognized receivables of $1,119 and $1,104 related to securitization and factoring facilities accounted for as sales. The Company also has $50 of factored receivables accounted for as secured borrowings as of December 31, 2024. The Company recorded expenses of $76, $82, and $41 for the years ended December 31, 2024, 2023, and 2022 as interest expense.

E. Inventories

	2024	2023
Raw materials and supplies	$965	$1,031
Work in process	106	139
Finished goods	369	443
	$1,440	$1,613

Crown Holdings, Inc.
F. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 were as follows:

	Americas Beverage	European Beverage	Transit Packaging	Other	Total
Balance at January 1, 2023	$850	$491	$1,428	$182	$2,951
Goodwill acquired	—	37	—	—	37
Foreign currency translation	71	22	35	1	129
Balance at December 31, 2023	921	550	1,463	183	3,117
Transfers and adjustments	—	8	(3)	3	8
Foreign currency translation	(94)	(22)	(50)	(5)	(171)
Balance at December 31, 2024	$827	$536	$1,410	$181	$2,954

During the year-ended December 31, 2023, goodwill acquired was from the acquisition of Helvetia Packaging AG. See Note B for more information.

The carrying amount of goodwill at December 31, 2024 and 2023 was net of the following accumulated impairments:

	Americas Beverage	European Beverage	Other	Total
Accumulated impairments	$29	$73	$11	$113

G. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	December 31, 2024			December 31, 2023
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,342	$(734)	$608	$1,423	$(670)	$753
Trade names	522	(148)	374	539	(130)	409
Technology	153	(140)	13	159	(133)	26
Long term supply contracts	139	(92)	47	167	(99)	68
Patents	12	(10)	2	12	(10)	2
	$2,168	$(1,124)	$1,044	$2,300	$(1,042)	$1,258

$14 of customer relationship intangible assets were acquired from the 2023 acquisition of Helvetia Packaging AG. See Note B for more information.

Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $151, $163 and $159.

Annual amortization expense is estimated to be $147 for 2025, $138 for 2026, $135 for 2027, $134 for 2028 and $122 for 2029.

Crown Holdings, Inc.
H. Property, Plant and Equipment

	2024	2023
Buildings and improvements	$1,898	$1,888
Machinery and equipment	5,940	6,153
Land and improvements	265	269
Construction in progress	469	589
	8,572	8,899
Less: accumulated depreciation and amortization	(3,645)	(3,837)
	$4,927	$5,062

Capitalized interest related to construction in progress was $22 and $39 for the years ended December 31, 2024 and 2023.

I. Leases

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Operating lease costs:
Operating lease cost	$56	$54	$58
Short-term lease cost	2	2	2
Total operating lease costs	$58	$56	$60

Finance lease cost:
Amortization of right-of-use assets	$—	$1	$1
Total finance lease costs	$—	$1	$1

Variable operating lease cost was $4, $5, and $4 for the years ended December 31, 2024, 2023, and 2022. Interest on finance lease liabilities was less than $1 for each of the years ended December 31, 2024, 2023, and 2022.
Supplemental cash flow information related to leases was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$54	$53
Financing cash flows from finance leases	2	2	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$52	$36	$87
Supplemental balance sheet information related to finance leases was as follows:

	2024	2023
Finance leases:
Property, plant and equipment	$19	$21
Accumulated depreciation	(3)	(3)
Property, plant and equipment, net	$16	$18

Accrued liabilities	$1	$1
Other non-current liabilities	3	5
Total finance lease liabilities	$4	$6

Crown Holdings, Inc.
The weighted average remaining lease term and weighted average discount rates for each year were as follows:

	2024	2023
Weighted average remaining lease term (years):
Operating leases	9.4	9.5
Finance leases	3.1	4.1
Weighted average discount rate:
Operating leases	4.7%	4.5%
Finance leases	2.7%	3.5%
Maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
2025	$49	$2
2026	42	1
2027	33	1
2028	27	—
2029	23	—
Thereafter	97	—
Total lease payments	271	4
Less imputed interest	(57)	—
	$214	$4

At December 31, 2024, the Company did not have material lease commitments that had not commenced.

J. Other Non-Current Assets

	2024	2023
Deferred taxes	$134	$132
Pension assets	88	94
Fair value of derivatives	86	47
Investments	22	87
Other	181	193
	$511	$553

In March 2023 a customer in the Company's Americas Beverage segment filed for bankruptcy. A bankruptcy plan that extended the payment terms of pre-bankruptcy receivables was approved in October 2023. As of December 31, 2024 and 2023, long-term receivables of $52 and $66, respectively, are included in Other above, related to this customer.

Crown Holdings, Inc.
K. Accrued Liabilities

	2024	2023
Salaries and employee benefits	$170	$173
Income taxes	116	119
Accrued taxes, other than on income	76	85
Accrued interest	65	59
Pension and postretirement liabilities	32	25
Asbestos liabilities	20	20
Fair value of derivatives	14	20
Restructuring	13	22
Other	341	399
	$847	$922

L. Supplier Finance Program Obligations

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
Changes in the confirmed obligations outstanding under these supplier finance programs, included in Accounts Payable for the year ended December 31, 2024 were as follows:

Balance at January 1, 2024	$862
Additions	2,107
Settlements	(2,032)
Foreign currency translation	(10)
Balance at December 31, 2024	$927

M. Restructuring and Other

The Company recorded restructuring and other items as follows:

	2024	2023	2022
Restructuring	$49	$23	$35
Asset impairments and sales	19	72	(106)
Other costs	11	19	14
Asbestos	(4)	—	5
	$75	$114	$(52)

2024 Activity

Restructuring charges of $49 primarily relates to other exit costs related to previously announced plant closures in the U.S, including the Batesville, Mississippi beverage can facility and the Decatur, Illinois aerosol plant and line consolidations and business reorganization activities in European Beverage.

During the third quarter of 2024, the Company closed its food can plant in La Villa, Mexico and entered into an agreement to sell equipment for $30 to be paid in three annual installments, the first of which was received in 2024. The Company recognized a gain of $22 from sale of the equipment, included in asset impairments and sales above and recorded severance and other exit costs of $6 related to the plant closure, included in restructuring above.

Crown Holdings, Inc.
Asset impairments and sales also includes $20 for the planned closure of the Sihanoukville, Cambodia beverage can plant and $11 related to line consolidations at the Dong Nai, Vietnam beverage can plant.

See Note P for more information on the Company's provision for asbestos.

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

Other costs includes $11 related to disputes, including a fine from the French Competition Authority, and $4 of tax indemnity charges related to the European Tinplate business sold in 2021. See Note Q for more information on the French Competition Authority matter.

2022 Activity

Asset sales and impairments primarily relates to the $113 gain on sale of the Kiwiplan business. See Note B for more information on the sale.

Restructuring included charges of $29 related to an overhead cost reduction program initiated by the Company's Transit Packaging segment that reduced headcount by approximately 600 employees.

Restructuring charges by segment were as follows:

	2024	2023	2022
Americas Beverage	$11	$4	$—
European Beverage	17	9	—
Asia Pacific	4	7	—
Transit Packaging	4	(1)	35
Other	13	4	—
	$49	$23	$35
Restructuring charges by type were as follows:

	2024	2023	2022
Termination benefits	$15	$15	$29
Other exit costs	34	8	6
	$49	$23	$35

At December 31, 2023, the Company had a restructuring accrual of $22, related to restructuring actions discussed above. During 2024, the Company made severance payments of $27 and had a restructuring accrual of $13 related to the actions referenced above. These amounts include payments of $6 related to the overhead cost reduction program initiated in 2022 in the Transit Packaging segment. The Company expects to pay the remaining accrual amounts over the next twelve months.

Crown Holdings, Inc.
N. Debt

	2024		2023
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$66	$66	$16	$16

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,175	1,171	1,575	1,569
Euro due 2027[1]	538	538	589	589
Senior notes and debentures:
€600 at 2.625% due 2024	—	—	663	662
€600 at 3.375% due 2025	—	—	663	662
U.S. dollar at 4.25% due 2026	400	399	400	398
U.S. dollar at 4.75% due 2026	875	873	875	871
U.S. dollar at 7.375% due 2026	350	350	350	350
€500 at 2.875% due 2026	518	517	552	550
€500 at 5.00% due 2028	518	513	552	544
€500 at 4.75% due 2029	518	513	552	544
€600 at 4.50% due 2030	621	611	—	—
U.S. dollar at 5.25% due 2030	500	495	500	494
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies:
Fixed rate with rates in 2024 from 2.8% to 7.6% due through 2027	108	108	169	169
Variable rate with an average rate in 2024 of 3.6% due 2026	10	10	16	16
Total long-term debt	6,171	6,138	7,496	7,458
Less: current maturities	(80)	(80)	(759)	(759)
Total long-term debt, less current maturities	$6,091	$6,058	$6,737	$6,699
(1) €520 at December 31, 2024 and €533 at December 31, 2023

The estimated fair value of the Company’s debt, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $6,255 at December 31, 2024 and $7,484 at December 31, 2023.

In August 2024, the Company issued €600 principal amount of 4.50% senior unsecured notes due 2030 issued at par by its subsidiary Crown European Holdings S.A and used the proceeds to repay the €600 principal amount of 2.625% senior unsecured notes due September 2024. Additionally, in December 2024, the Company redeemed the €600 principal amount of 3.375% senior unsecured notes due May 2025 and made an early payment of $400 towards the U.S. dollar term loan facility due 2027.

The revolving credit facilities include provisions for letters of credit up to $335 that reduce the amount of borrowing capacity otherwise available. At December 31, 2024, the Company’s available borrowing capacity under the credit facilities was $1,614 equal to the facilities’ aggregate capacity of $1,650 less $36 of outstanding letters of credit. The interest rates on the facilities can vary from SOFR or EURIBOR, with a floor of zero, plus a margin of up to 1.60%, depending on the facility, based on the Company's leverage ratio. The revolving credit facilities and term loan facilities required the Company to maintain a leverage ratio of no greater than 4.50 times at December 31, 2024. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company was in compliance with all covenants as of December 31, 2024.

At December 31, 2024, the U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00%.

Crown Holdings, Inc.
The weighted average interest rates were as follows:

	2024	2023	2022
Short-term debt	4.3%	13.2%	3.8%
Revolving credit facilities	4.7%	4.5%	2.5%

Aggregate maturities of long-term debt, excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2024 are $80, $2,225, $1,669, $518 and $518. Cash payments for interest during 2024, 2023 and 2022 were $367, $390, and $270.

O. Derivative and Other Financial Instruments

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

Crown Holdings, Inc.
Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated other comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2024 mature between one and twenty-four months.

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

	Amount of gain / (loss) recognized in AOCI

Derivatives in cash flow hedges	2024	2023
Foreign exchange	$(1)	$(2)
Commodities	6	(8)
	$5	$(10)

	Amount of gain / (loss) reclassified from AOCI into income

Derivatives in cash flow hedges	2024	2023	Affected line item in the Statements of Operations

Commodities	$(16)	$9	Net sales
Foreign exchange	(1)	—	Cost of products sold, excluding depreciation and amortization
Commodities	14	(38)	Cost of products sold, excluding depreciation and amortization
	(3)	(29)	Income before income taxes and equity in net earnings of affiliates
	—	7	Provision for income taxes
	$(3)	$(22)	Net income

For the year ending December 31, 2025, a net gain of $5 ($4, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the years ended December 31, 2024 and 2023 in connection with anticipated transactions that were no longer considered probable.

Crown Holdings, Inc.
Fair Value Hedges and Contracts Not Designated as Hedges

The Company may designate certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items.

For the years ended December 31, 2024, and December 31, 2023, the Company recorded a gain of $7 and loss of $12 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain / (loss) recognized in earnings
Derivatives not designated as hedges	2024	2023	Affected line item in the Statements of Operations
Foreign exchange	—	(4)	Cost of products sold, excluding depreciation and amortization
Foreign exchange	15	(4)	Foreign exchange
	$15	$(8)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

For the years ended December 31, 2024 and 2023, the Company recorded a gain of $84 ($63, net of tax) and a loss of $52 ($43, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of December 31, 2024 and December 31, 2023, cumulative gains of $133 ($131, net of tax) and $49 ($68, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was approximately €1,246 ($1,291) at December 31, 2024.

The Company also has cross-currency swaps with an aggregate notional values of $875 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2026 and reduced interest expense by $25 for the years ended December 31, 2024, 2023 and 2022.

The following table sets forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of these derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
Derivatives designated as net investment hedges	2024	2023
Foreign exchange	$29	$(33)

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

Crown Holdings, Inc.
Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, respectively. The fair value of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	December 31, 2024	December 31, 2023	Balance Sheet classification	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$2	$1	Accrued liabilities	$4	$2
Foreign exchange contracts fair value	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	2
Commodities contracts cash flow	Prepaid expenses and other current assets	10	13	Accrued liabilities	3	13
Net investment hedge	Other non-current assets	86	47	Other non-current liabilities	—	—
		$98	$61		$7	$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$4	$3	Accrued liabilities	$7	$3

Total derivatives		$102	$64		$14	$20

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets and liabilities
Line item in the Balance Sheet in which the hedged item is included	December 31, 2024	December 31, 2023
Cash and cash equivalents	—	2
Receivables, net	—	12
Accrued liabilities	—	120

As of December 31, 2023, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities was a net gain of $2.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2024
Derivative assets	$102	$3	$99
Derivative liabilities	14	3	11

Balance at December 31, 2023
Derivative assets	$64	$7	$57
Derivative liabilities	20	7	13

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023 were:

	December 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign exchange	$380	$75
Commodities	73	160
Derivatives designated as fair value hedges:
Foreign exchange	—	202
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	305	302

P. Asbestos-Related Liabilities

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

Crown Holdings, Inc.
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

The Company's approximate claims activity for the years ended 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Beginning claims	58,500	57,500	57,000
New claims	1,400	1,500	1,500
Settlements or dismissals	(600)	(500)	(1,000)
Ending claims	59,300	58,500	57,500

For the years ended December 31, 2024, 2023, and 2022, the Company made cash payments of $15, $17, and $21 to settle asbestos claims and pay related legal and defense costs.

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2024 and December 31, 2023, the Company's outstanding claims were:

	2024	2023
Claimants alleging first exposure after 1964	18,000	18,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,300	1,500
Other states that have enacted asbestos legislation	6,000	6,000
Other states	21,000	20,000
Total claims outstanding	59,300	58,500

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

Crown Holdings, Inc.
As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2024	2023	2022
Total claims	27%	25%	24%
Pre-1965 claims in states without asbestos legislation	43%	44%	43%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2024.

Approximately 82% of the claims outstanding at the end of 2024 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 15% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (29% of whom claim damages less than $25) and 14 claims were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2024, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $185, including $141 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

Q. Commitments and Contingent Liabilities

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany. In

Crown Holdings, Inc.
July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of $8. Fining decisions based on settlements can be appealed under EU law and the Company sought annulment of the Commission’s fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. In October 2024, the General Court of the EU issued a judgment dismissing the Company’s appeal. In December 2024, the Company appealed the General Court’s judgment to the European Court of Justice. There can be no assurance regarding the outcome of such appeal.

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004 - 2009. CBP initially assessed a penalty of $18. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties, which CBP does not dispute. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment by CBP. CBP has brought suit in the U.S. Court of International Trade seeking enforcement of the initial penalty against the Company. At the present time, based on the information available, the Company does not believe that a loss for the alleged intentional misclassification is probable. However, there can be no assurance that the Company will be successful in contesting the assessed penalty.

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the EU and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. On December 29, 2023, the FCA issued a decision imposing a fine of €4 million on the Company. The Company intends to appeal the decision of the FCA and there can be no assurance regarding the outcome of such appeal.

In June 2024, the Brazilian Federal Tax Authorities issued an assessment against the Company's Brazilian subsidiary in relation to the use of PIS and COFINS indirect tax credits arising from a favorable judicial decision received by the Company in 2019. The assessment disallowed credits of $42 taken by the Company for the years 2004 through 2015 when the PIS and COFINS indirect taxes were calculated by fixed rates and assessed interest and penalties. During the fourth quarter, the Company received an unfavorable ruling to their challenge filed at the administrative level. The Company does not believe that a loss for this assessment is probable and plans to challenge the assessment at the judicial level. There can be no assurances that the Company will be successful in contesting the assessment.

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

At December 31, 2024, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Crown Holdings, Inc.
R. Other Non-Current Liabilities

	2024	2023
Deferred taxes	$338	$338
Asbestos liabilities	165	184
Postemployment benefits	23	22
Income taxes payable	18	27
Environmental	12	12
Other	114	98
	$670	$681
Income taxes payable includes unrecognized tax benefits as discussed in Note T.

S. Pension and Other Postretirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2024	2023	2022
Service cost	$15	$13	$19
Interest cost	40	54	31
Expected return on plan assets	(46)	(60)	(75)
Settlements and curtailments	469	—	1
Amortization of actuarial loss	32	43	44
Amortization of prior service cost	1	1	1
Net periodic cost	$511	$51	$21

Non-U.S. Plans	2024	2023	2022
Service cost	$7	$7	$9
Interest cost	16	19	13
Expected return on plan assets	(18)	(22)	(22)
Settlements	44	—	—
Special termination benefits	—	6	—
Amortization of actuarial loss	2	3	5
Amortization of prior service credit	—	—	(1)
Net periodic cost	$51	$13	$4

In the third quarter of 2024, the Company's Canadian and primary U.S. defined benefit pension plans (the "Canadian Plan" and the "U.S. Plans", respectively) entered into transactions to transfer a significant portion of their pension liabilities through the purchase of group annuity insurance contracts for the benefit of nearly all their respective retiree and deferred vested participants. The issuers of the group annuity insurance contracts fully guarantee and are solely responsible for paying each participant's future benefits in full. The Company used plan assets to settle $119 of Canadian Plan obligations and $740 of U.S. Plans obligations and recorded settlement charges of $47 and $469, respectively, for the Canadian and U.S. Plans. As part of the transaction, the Company also made a cash contribution of approximately $100 to the U.S. Plans. In addition in 2024, $35 of U.S. plan obligations were settled as a result of certain retiree and deferred vested participants electing lump-sum distributions.

Additional pension expense of $6 in 2024 and 2023 and $5 for 2022 was recognized for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans were as follows:

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Projected Benefit Obligations
Benefit obligations at January 1	$1,109	$1,094	$415	$387
Service cost	15	13	7	7
Interest cost	40	54	16	19
Plan participants' contributions	—	—	2	2
Amendments	—	1	—	(2)
Settlements	(775)	—	(122)	(8)
Special termination benefits	—	—	—	6
Actuarial (gain) / loss	(15)	36	(7)	18
Benefits paid	(75)	(89)	(22)	(38)
Foreign currency translation	—	—	(31)	24
Benefit obligations at December 31	$299	$1,109	$258	$415
Plan Assets
Fair value of plan assets at January 1	$880	$886	$412	$381
Actual gain on plan assets	40	81	27	33
Employer contributions / (withdrawals)	125	2	(12)	17
Plan participants' contributions	—	—	1	2
Settlements	(775)	—	(122)	(7)
Benefits paid	(75)	(89)	(22)	(38)
Foreign currency translation	—	—	(30)	24
Fair value of plan assets at December 31	$195	$880	$254	$412

Funded status	$(104)	$(229)	$(4)	$(3)

Accumulated benefit obligations at December 31	$257	$1,065	$229	$389

During 2024, actuarial gains for the Company’s U.S. and non-U.S. pension plans totaled $25. Actuarial gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. The gain in 2024 was primarily due to higher discount rates at the end of 2024 compared to 2023.

U.S. pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2024	2023
Projected benefit obligations	$93	$1,109
Accumulated benefit obligations	88	1,065
Fair value of plan assets	—	880

U.S. pension plans with projected benefit obligations in excess of plan assets were as follows:

	2024	2023
Projected benefit obligations	$296	$1,109
Accumulated benefit obligations	255	1,065
Fair value of plan assets	192	880

Non-U.S. pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were as follows:

	2024	2023
Projected benefit obligations	$199	$213
Accumulated benefit obligations	179	195
Fair value of plan assets	114	117

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

Subsequent to the annuitization of a portion of the U.S Plans liabilities discussed above, the U.S. Plans’ asset allocation will be migrating to the above target ranges. That migration will be staged over time and allow Crown to manage liquidity requirements and minimize transaction fees.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy. The levels assigned to the defined benefit plan assets as of December 31, 2024 and 2023 are summarized in the tables below:

Crown Holdings, Inc.

	2024
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$8	$28	$36
Global large cap equity	—	8	8
U.S. large cap equity	—	10	10
Mutual funds – U.S. equity	51	—	51
	59	46	105
Level 2
Government issued debt securities	—	18	18
Corporate debt securities	—	6	6
Insurance contracts	—	102	102
Investment funds – fixed income	—	1	1
	—	127	127
Level 3
Investment funds – real estate	106	28	134
Private equity	2	—	2
Real estate – direct	28	8	36
	136	36	172

Total assets in fair value hierarchy	195	209	404

Investments measured at NAV Practical Expedient (a)
Investment funds - fixed income	—	25	25
Investment funds - global equity	—	20	20
	—	45	45
Total investments at fair value	$195	$254	$449

Crown Holdings, Inc.

	2023
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$15	$23	$38
Global large cap equity	—	3	3
U.S. large cap equity	173	4	177
U.S. mid/small cap equity	276	21	297
Mutual funds – global equity	59	—	59
Mutual funds – U.S. equity	49	—	49
Mutual funds – fixed income	18	—	18
	590	51	641
Level 2
Government issued debt securities	—	18	18
Corporate debt securities	41	8	49
Insurance contracts	—	110	110
Investment funds – fixed income	—	1	1
	41	137	178
Level 3
Investment funds – real estate	127	60	187
Private equity	3	—	3
Real estate – direct	27	17	44
	157	77	234

Total assets in fair value hierarchy	788	265	1,053

Investments measured at NAV Practical Expedient (a)
Investment funds - fixed income	86	22	108
Investment funds - global equity	—	118	118
Investment funds - emerging markets	5	—	5
Investments funds - real estate	—	7	7
	91	147	238
Total investments at fair value	$879	$412	$1,291

(a) Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above was as follows:

	2024	2023
U.S. plan assets	$—	$1

Plan assets as of December 31, 2023, include $297 of the Company’s common stock.

Crown Holdings, Inc.
The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Private equity	Real estate	Total
Balance at January 1, 2023	$5	$247	$252
Foreign currency translation	—	2	2
Asset returns – assets held at reporting date	18	(24)	(6)
Asset returns – assets sold during the period	(18)	11	(7)
Purchases, sales and settlements, net	(2)	(5)	(7)
Balance at December 31, 2023	3	231	234
Foreign currency translation	—	(4)	(4)
Asset returns – assets held at reporting date	3	(6)	(3)
Asset returns – assets sold during the period	(4)	2	(2)
Purchases, sales and settlements, net	—	(53)	(53)
Balance at December 31, 2024	$2	$170	$172

The following table presents additional information about the pension plan assets valued using NAV as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2024
Investment funds – fixed income	$25	Daily	10 days
Investment funds – global equity	20	Daily	10 days

Balance at December 31, 2023
Investment funds – fixed income	$108	Semi-monthly	1- 5 days
Investment funds – global equity	118	Daily	10 days
Investment funds – emerging markets	5	Daily	30 days
Investment funds – real estate	7	Daily	10 days

The pension plan assets valued using NAV as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2024	2023
Non-current assets	$88	$94
Current liabilities	22	12
Non-current liabilities	174	314

The Company’s current liability at December 31, 2024, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2025 employer contributions are $20 for the Company’s pension plans.

Changes in the net loss and prior service credit for the Company’s pension plans were:

	2024		2023		2022
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$686	$(1)	$712	$—	$814	$2
Reclassification to net periodic benefit cost	(551)	(1)	(46)	(1)	(49)	(1)
Current year (gain) / loss	(25)	—	22	—	(45)	(1)
Amendments	—	—	(1)	—	—	—
Foreign currency translation	(1)	—	(1)	—	(8)	—
Balance at December 31	$109	$(2)	$686	$(1)	$712	$—

Crown Holdings, Inc.
Expected future benefit payments as of December 31, 2024 are:

	U.S. plans	Non-U.S. plans
2025	$17	$20
2026	16	17
2027	33	16
2028	11	19
2029	13	19
2030 - 2034	90	102

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2024	2023	2022
Discount rate	5.9%	5.0%	5.2%
Compensation increase	5.0%	5.0%	5.0%

Non-U.S. Plans	2024	2023	2022
Discount rate	5.1%	4.8%	4.9%
Compensation increase	2.8%	2.9%	2.7%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2024	2023	2022
Discount rate - service cost	5.2%	5.4%	3.3%
Discount rate - interest cost	4.9%	5.1%	2.2%
Compensation increase	5.0%	5.0%	4.7%
Long-term rate of return	7.2%	7.2%	6.6%

Non-U.S. Plans	2024	2023	2022
Discount rate - service cost	4.7%	5.0%	2.9%
Discount rate - interest cost	4.7%	5.1%	2.6%
Compensation increase	2.9%	2.9%	2.7%
Long-term rate of return	4.2%	5.1%	4.3%

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

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2024	2023	2022
Service cost	$—	$—	$1
Interest cost	6	6	4
Amortization of prior service credit	—	—	(20)
Amortization of actuarial loss	—	—	2
Net periodic benefit cost / (credit)	$6	$6	$(13)

Crown Holdings, Inc.
Changes in the benefit obligations were:

	2024	2023
Benefit obligations at January 1	$107	$108
Interest cost	6	6
Actuarial (gain) / loss	(2)	—
Benefits paid	(9)	(11)
Foreign currency translation	(6)	4
Benefit obligations at December 31	$96	$107

Changes in the net (gain) / loss and prior service credit for the Company’s postretirement benefit plans were:

	2024		2023		2022
	Net gain	Prior service	Net gain	Prior service	Net loss / (gain)	Prior service
Balance at January 1	$(3)	$—	$(2)	$—	$21	$(20)
Reclassification to net periodic benefit cost	—	—	—	—	(2)	20
Current year (gain) / loss	(3)	—	—	—	(22)	—
Foreign currency translation	1	—	(1)	—	1	—
Balance at December 31	$(5)	$—	$(3)	$—	$(2)	$—

Expected future benefit payments are as follows:

Benefit Payments
2025	$12
2026	10
2027	10
2028	9
2029	9
2030 - 2034	39

The assumed health care cost trend rates at December 31, 2024 were as follows:

Health care cost trend rate assumed for 2024	5.9%
Rate that the cost trend rate gradually declines to	4.1%
Year that the rate reaches the rate it is assumed to remain	2032

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below:

	2024	2023	2022
Benefit obligations	6.5%	5.0%	5.8%
Service cost	8.1%	5.3%	7.8%
Interest cost	5.8%	4.9%	5.7%

Defined Contribution Benefit Plans. The Company also sponsors defined contribution benefit plans in certain jurisdictions including the U.S. and the U.K. The Company recognized expense of $13, $14, and $13 in 2024, 2023 and 2022 related to these plans.

Crown Holdings, Inc.
T. Income Taxes

The components of income before income taxes were as follows:

	2024	2023	2022
U.S.	$(448)	$(1)	$295
Foreign	1,191	796	761
	$743	$795	$1,056

The provision for income taxes consisted of the following:

	2024	2023	2022
Current tax:
U.S. federal	$89	$31	$18
State and foreign	262	244	190
	$351	$275	$208
Deferred tax:
U.S. federal	$(109)	$(27)	$46
State and foreign	(59)	(26)	(11)
	(168)	(53)	35
Total	$183	$222	$243

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2024	2023	2022
U.S. statutory rate at 21%	$156	$167	$222
Statutory tax rate differences	(17)	6	9
Taxes on foreign income	(30)	1	(39)
Foreign withholding taxes	19	23	5
U.S. taxes on foreign income, net of credits	67	5	1
State taxes	(12)	2	(2)
Valuation allowance changes	(17)	5	33
Tax contingencies	6	2	7
Tax law changes	5	8	2
Other items, net	6	3	5
Income tax provision	$183	$222	$243

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in December 2026. These incentives increased net income attributable to the Company by $22 in 2024,$20 in 2023 and $21 in 2022.

In the fourth quarter of 2024, the Company recorded a gain of $275 related to the $338 distribution from the sale of the Eviosys equity method investment by KPS Capital Partners. The tax charge of $64 is included in U.S. taxes on foreign income, net of credits, as a portion of the distribution was taxable in the U.S. The distribution was non-taxable in Switzerland, and is shown as a reduction of taxes on foreign income above.

In 2022, taxes on foreign income includes income tax charges of $11 for the sale of the Company's Transit Packaging segment's Kiwiplan business in 2022.

During the year-ended December 31, 2022, the Company recorded a deferred tax asset of $21 for goodwill amortization and net operating loss carryforwards in Switzerland and established a full valuation allowance for these deferred tax assets as it was more likely than not that the deferred tax assets would not be utilized prior to their expiration. During the year-ended December 31, 2024, the Company recognized a deferred tax benefit of $17 resulting from the release of this valuation allowance due to improved profitability and continued forecasted income in Switzerland.

Crown Holdings, Inc.
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

As of December 31, 2024, the Company had not provided deferred taxes on approximately $1,100 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable.

The Company paid taxes of $398, $262 and $223, respectively, in 2024, 2023 and 2022.

The components of deferred taxes at December 31 were:

	2024		2023
	Assets	Liabilities	Assets	Liabilities
Tax carryforwards	$251	$—	$274	$—
Disallowed interest carryforwards	105	—	54	—
Intangible assets	—	260	—	292
Property, plant and equipment	14	257	16	253
Accruals and other	126	129	123	94
Pensions	48	21	90	20
Asbestos	46	—	50	—
Postretirement and postemployment benefits	23	—	23	—
Lease liabilities	32	—	32	—
Right of use assets	—	30	—	31
Valuation allowances	(152)	—	(178)	—
Total	$493	$697	$484	$690
Tax carryforwards expire as follows:

Year	Amount
2025	$13
2026	12
2027	7
2028	2
2029	10
Thereafter	77
Unlimited	130

Tax carryforwards expiring after 2029 include $48 of U.S. state tax loss carryforwards. The unlimited category includes $76 of French tax loss carryforwards and $25 of Luxembourg tax loss carryforwards. In addition, the Company has disallowed interest in the U.S. which can be carried forward indefinitely.

The Company’s valuation allowances at December 31, 2024 include $72 related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return. In addition, the Company's valuation allowances at December 31, 2024 includes $62 related to tax loss carryforwards in France.

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

Crown Holdings, Inc.
A reconciliation of unrecognized tax benefits follows:

	2024	2023	2022
Balance at January 1	$46	$46	$48
Additions for prior year tax positions	10	6	7
Reductions to prior period tax positions	(4)	—	—
Lapse of statute of limitations	(4)	(4)	(1)
Settlements	(2)	(2)	(6)
Foreign currency translation	—	—	(2)
Balance at December 31	$46	$46	$46

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses.

The total interest and penalties recorded in income tax expense was $2 in 2024 and 2023 and less than $1 in 2022. As of December 31, 2024, unrecognized tax benefits of $46, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2024 were, 2010 and subsequent years for Germany; 2013 and subsequent years for India and Cambodia; 2015 and subsequent years for Thailand; 2016 and subsequent years for Vietnam; 2018 and subsequent years for Italy; 2019 and subsequent years for Mexico, Greece, Luxembourg and Netherlands; 2020 and subsequent years for Canada, Spain, Turkey, Brazil and Singapore; 2021 and subsequent years for the U.S., U.K. and France.; 2022 and subsequent years for Switzerland and Belgium. The U.S. also remains subject to exam for 2018, specifically as it relates to the transition tax incurred related to the 2017 Tax Act. In addition, tax authorities in certain jurisdictions, including France and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.
U. Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2024	2023	2022
Common shares outstanding at January 1	120,644,313	119,945,302	126,131,799
Shares repurchased	(2,470,604)	(143,736)	(6,574,610)
Restricted stock issued to employees, net of forfeitures	313,136	820,343	370,178
Shares issued to non-employee directors	16,786	22,404	17,935
Common shares outstanding at December 31	118,503,631	120,644,313	119,945,302

The Company declared and paid dividends of $1.00, $0.96 and $0.88 per share in 2024, 2023 and 2022, respectively. Additionally, on February 27, 2025, the Company's Board of Directors declared a dividend of $0.26 per share payable on April 1, 2025, to shareholders of record as of March 18, 2025.

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. The new authorization supersedes the previous authorization announced in December 2021, which authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company uses the par value method of accounting for its stock repurchases. The excess of the fair value over par value is first charged to paid-in capital, if any, and then to retained earnings. The Company repurchased $217 of its shares during 2024.

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

V. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023.

	Defined benefit plans	Foreign currency translation	Cash flow hedges	Total
Balance at January 1, 2023	$(686)	$(1,197)	$(9)	$(1,892)
Other comprehensive income / (loss) before reclassifications	(14)	175	(14)	147
Amounts reclassified from accumulated other comprehensive income	36	—	22	58
Other comprehensive income	22	175	8	205
Balance at December 31, 2023	(664)	(1,022)	(1)	(1,687)
Other comprehensive income / (loss) before reclassifications	21	(213)	5	(187)
Amounts reclassified from accumulated other comprehensive income	413	(1)	—	412
Other comprehensive income / (loss)	434	(214)	5	225
Balance at December 31, 2024	$(230)	$(1,236)	$4	$(1,462)

See Note O and Note S for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

W. Revenue

For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue as follows:

	2024	2023	2022
Revenue recognized over time	$6,632	$6,472	$6,937
Revenue recognized at a point in time	5,169	5,538	6,006
Total	$11,801	$12,010	$12,943

See Note Z for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.

Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $9 and $8, respectively, as of December 31, 2024 and 2023 included in prepaid and other current assets. For the year ended December 31, 2024, the Company satisfied performance obligations related to contract assets at December 31, 2023 and also recorded new contract assets primarily related to work in process for the equipment business.

Crown Holdings, Inc.
X. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. In April 2022, the Company's shareholders approved the 2022 Stock-Based Incentive Plan which allowed for a total of 2.8 million shares to be issued under future awards. At December 31, 2024, there were 3.4 million authorized shares available for future awards under the 2013 and 2022 Stock-Based Incentive Plan.

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

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2024	1,444,712
Awarded:
Time-vesting	240,680
Performance-based	166,380
Released:
Time-vesting	(284,127)
Performance-based	(103,993)
Forfeitures:
Time-vesting	(112,020)
Performance-based	(21,355)
Non-vested shares outstanding at December 31, 2024	1,330,277

The average grant-date fair value of restricted stock awarded in 2024, 2023 and 2022 follows:

	2024	2023	2022
Time-vesting	$80.21	$87.66	$96.29
Performance-based	89.57	86.10	111.84

The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2024	2023	2022
Risk-free interest rate	4.0%	4.1%	1.0%
Expected term (years)	3	3	3
Expected stock price volatility	31.4%	39.8%	34.8%

Crown Holdings, Inc.
At December 31, 2024, unrecognized compensation cost related to outstanding restricted and deferred stock was $76. The weighted average period over which the expense is expected to be recognized is 2.7 years. The aggregate market value of the shares released on the vesting dates was $33 in 2024.

Y. Earnings Per Share

The following table summarizes basic and diluted earnings per share ("EPS"). Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of restricted stock, when dilutive, as calculated under the treasury stock method.

	2024	2023	2022
Net income attributable to Crown Holdings	$424	$450	$727
Weighted average shares outstanding:
Basic	119.20	119.41	120.86
Add: dilutive restricted stock	0.23	0.26	0.52
Diluted	119.43	119.67	121.38

Basic earnings per share	$3.56	$3.77	$6.01
Diluted earnings per share	$3.55	$3.76	$5.99

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.8	0.2	0.7

Crown Holdings, Inc.
Z. Segment Information

The Company’s business is generally organized by product line and geography. The Company has determined that it has the following reportable segments: Americas Beverage, European Beverage, Asia Pacific and Transit Packaging. Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

The Company's chief operating decision maker ("CODM") is the Chairman of the Board, President and Chief Executive Officer. Segment income is used by the CODM to allocate resources, including capital expenditures, and to evaluate operating performance against budgets and forecasts. Segment income, which is not a defined term under GAAP, is defined by the Company as income from operations adjusted to exclude intangibles amortization charges, restructuring and other and the impact of fair value adjustments related to inventory acquired in an acquisition. Segment income includes cost of products sold, depreciation and general selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about operating segments for the three years ended December 31, 2024, 2023 and 2022:

2024		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,240	$—	$128	$164	$987
European Beverage	2,071	—	55	133	276
Asia Pacific	1,161	—	46	21	195
Transit Packaging	2,107	15	43	22	270
Total reportable segments	10,579	15	272	340	$1,728
Other	1,222	67	23	42
Corporate and unallocated items	—	—	2	21
Total	$11,801	$82	$297	$403

2023		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,147	$—	$149	$296	$876
European Beverage	1,939	—	56	291	199
Asia Pacific	1,297	—	63	66	154
Transit Packaging	2,256	49	44	26	331
Total reportable segments	10,639	49	312	679	$1,560
Other	1,371	144	22	76
Corporate and unallocated items	—	—	2	38
Total	$12,010	$193	$336	$793

Crown Holdings, Inc.

2022		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,126	$7	$128	$380	$742
European Beverage	2,114	89	49	283	123
Asia Pacific	1,615	—	62	51	172
Transit Packaging	2,545	36	41	64	281
Total reportable segments	11,400	132	280	778	$1,318
Other	1,543	103	18	61
Corporate and unallocated items	—	—	3	—
Total	$12,943	$235	$301	$839

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

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2024, 2023 and 2022 follows:

	2024	2023	2022
Segment income of reportable segments	$1,728	$1,560	$1,318
Other	82	117	240
Corporate and unallocated items	(165)	(131)	(115)
Restructuring and other	(75)	(114)	52
Amortization of intangibles	(151)	(163)	(159)
Loss from early extinguishments of debt	(1)	(1)	(11)
Other pension and postretirement	(546)	(49)	16
Gain on sale of equity method investment	275	—	—
Interest expense	(452)	(436)	(284)
Interest income	82	53	15
Foreign exchange	(34)	(41)	(16)
Income before income taxes and equity in net earnings of affiliates	$743	$795	$1,056

For the years ended December 31, 2023 and 2022, intercompany profit of $13 and $19 was eliminated within segment income of other.

For the year ended December 31, 2024, two customers each accounted for 12% of the Company's consolidated net sales. For the years ended December 31, 2023 and 2022, the same two customers each accounted for 12% and 11%, of the Company's consolidated net sales. These customers are global beverage companies served by the Company's beverage operations in the Americas, Europe and Asia.

Crown Holdings, Inc.
Sales by major product were:

	2024	2023	2022
Metal beverage cans and ends	$7,899	$7,514	$8,096
Transit packaging	2,107	2,256	2,545
Metal food cans and ends	887	1,013	1,099
Other products	461	701	598
Other metal packaging	447	526	605
Total	$11,801	$12,010	$12,943

The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets comprises property, plant and equipment.

	Net Sales			Long-Lived Assets
	2024	2023	2022	2024	2023
United States	$4,419	$4,482	$4,740	$1,667	$1,694
Mexico	1,053	1,129	1,080	534	560
Brazil	1,061	991	1,011	478	500
Canada	744	823	893	98	99
United Kingdom	398	494	521	502	466
Vietnam	387	423	547	293	317
Other	3,739	3,668	4,151	1,355	1,426
Total	$11,801	$12,010	$12,943	$4,927	$5,062

Crown Holdings, Inc.
SCHEDULE II – Valuation and Qualifying Accounts and Reserves
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Acquisitions	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2024

Allowances deducted from assets to which they apply:

Deferred tax assets	178	(16)	(5)	—	(5)	152

For the year ended December 31, 2023

Allowances deducted from assets to which they apply:

Deferred tax assets	173	7	(1)	7	(8)	178

For the year ended December 31, 2022

Allowances deducted from assets to which they apply:

Deferred tax assets	227	(49)	(3)	—	(2)	173

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Rule 10b5-1 Trading Plans

Crown Holdings, Inc.
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	62	President and Chief Executive Officer	2016
Kevin C. Clothier	56	Senior Vice President and Chief Financial Officer	2022
Gerard H. Gifford	69	Executive Vice President and Chief Operating Officer	2017
Djalma Novaes, Jr.	64	President – Americas Division	2015
Carlos Baila	57	President – Asia Pacific Division	2023
Matthew R. Madeksza	61	President – Transit Packaging Division	2022
Christy L. Kalaus	45	Vice President and Corporate Controller	2022

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

Crown Holdings, Inc.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, May 1, 2025” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2024 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	270,609	—	4,482,650
Equity compensation plans not approved by security holders
Total	270,609	—	4,482,650

(1)    Includes the 2013 and 2022 Stock-Based Incentive Compensation Plans.

(2) Includes 270,609 shares of deferred stock awarded from the 2013 and 2022 Stock-Based Incentive Compensation Plans during each year from 2020 through 2024. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 3,623,020, 648,749 and 481,490 shares available for issuance at December 31, 2024 under the 2013 and 2022 Stock Based Incentive Compensation Plans, the Company’s Employee Stock Purchase Plan, and the Stock Compensation Plan for Non-Employee Directors.

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
(1)All Financial Statements (see Part II, Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Philadelphia, PA,
Auditor Firm ID 238)

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2024, 2023 and 2022

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

4.l    Amended & Restated Credit Agreement, dated April 7, 2017, by and among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, Deutsche Bank AG New York Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-50189)).

4.m    First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50189)).

4.n    Incremental Amendment No. 1, dated as of January 29, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017).

4.o    Indenture, dated as of January 26, 2018, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €335 million 2.250% Senior Notes due 2023 and the €500 million 2.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.p    Indenture, dated as of January 26, 2018, by and among Crown Americas LLC and Crown Americas Capital Corp. VI, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $875 million 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.q    Registration Rights Agreement, dated as of January 26, 2018, by and among Crown Holdings, Inc., Crown Americas LLC and Crown Americas Capital Corp. VI, Citigroup Global Markets Inc., as representative of the

Crown Holdings, Inc.
initial purchasers, and the Guarantors (as defined therein), relating to the $875 million 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.r    Second Amendment to Amended and Restated Credit Agreement, First Amendment to the U.S. Guarantee Agreement and First Amendment to U.S. Indemnity, Subrogation and Contribution Agreement, dated as of March 23, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.cc of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).

4.s    Incremental Amendment No. 2 and Third Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2019, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG London Branch, Deutsche Bank AG, Canada Branch, and the various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A dated February 28, 2020 (File No. 000-50189)).

4.t    Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2021, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein.

4. u    Purchase Agreement, dated as of March 14, 2022, by and among Crown Holdings, Inc., Crown Americas LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Mizuho Securities USA LLC, as representatives of the initial purchasers, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 17, 2022 (File No. 000-50189)).

4.v    Indenture, dated as of March 17, 2022, among Crown Americas LLC, as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $500 million 5.25% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 21, 2022 (File No. 000-50189)).

4.w    Registration Rights Agreement, dated as of March 17, 2022, by and among Crown Holdings, Inc., Crown Americas LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Mizuho Securities USA LLC, as representatives of the initial purchasers, and the Guarantors (as defined therein), relating to the $500 million 5.25% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated March 21, 2022 (File No. 000-50189)).

4.x    Incremental Amendment No. 3 and Fifth Amendment, dated August 8, 2022, to Amended and Restated Credit Agreement, dated April 7, 2017, among Crown Holdings, Inc., Crown Americas LLC, Crown European Holdings S.A., the Subsidiary Borrowers party thereto, Crown Metal Packaging Canada LP, Crown Cork & Seal Company, Inc., the Parent Guarantors party thereto, the other Credit Parties party thereto, the Lenders party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.z of the Registrant’s Current Report on Form 8-K dated August 11, 2022 (File No. 000-50189)).

4.y    Purchase Agreement, dated as of May 9, 2023, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated May 11, 2023 (File No. 000-50189)).

4.z    Indenture, dated as of May 18, 2023, among Crown European Holdings S.A., Crown Holdings, Inc., the other guarantors party thereto, BNP Paribas, as representative of the several initial purchases party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar

Crown Holdings, Inc.
and transfer agent, relating to the €500,000,000 5.000% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated May 24, 2023 (File No. 000-50189)).

4.aa    Purchase Agreement, dated as of November 30, 2023, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 4, 2023 (File No. 000-50189)).

4.bb    Indenture, dated as of December 11, 2023, among Crown European Holdings S.A., Crown Holdings, Inc., the other guarantors party thereto, BNP Paribas, as representative of the several initial purchasers party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar and transfer agent, relating to the €500,000,000 4.750% senior unsecured notes due 2029 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K December 12, 2023 (File No. 000-50189)).

4.cc    Sixth Amendment, dated June 28, 2024, to Amended and Restated Credit Agreement, dated April 7, 2017, among Crown Holdings, Inc., Crown Americas LLC, Crown European Holdings S.A., the Subsidiary Borrowers party thereto, Crown Metal Packaging Canada LP, Crown Cork & Seal Company, Inc., the Parent Guarantors party thereto, the other Credit Parties party thereto, the Lenders party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated July 29, 2024 (File No. 001-41550)).

4.dd    Purchase Agreement, dated as of July 30, 2024, by and among the Company, the Issuer, BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 31, 2024 (File No. 001-41550)

4.ee    Indenture, dated August 8, 2024, among the Issuer, the Company, the other guarantors party thereto, BNP Paribas, as representative of the several initial purchasers party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar and transfer agent, relating to the €600,000,000 4.500% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated August 8, 2024 (File No. 001-41550)).

4.ff    Seventh Amendment, dated November 11, 2024, to Amended and Restated Credit Agreement, dated April 7, 2017, among Crown Holdings, Inc., Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, the Borrowers party thereto, Crown Cork & Seal Company, Inc., Crown Holdings, Inc., Crown International Holdings, Inc., the Parent Guarantors party thereto, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, London Branch, as U.K. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent.

4.gg    Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.ff of the Registrant’s Annual Report on Form 10-k for the year ended December 31, 2019 (File No. 000-50189)).

4.hh    Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its requests.

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

(5)    Employment Agreement, dated January 7, 2022, between Crown Holdings, Inc. and Kevin C. Clothier (incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 8-K filed January 11, 2022 (File No. 000-50189)).

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

(5)    Amendment No. 2 to the Senior Executive Retirement Agreement, effective as of May 17, 2016, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 18, 2016 (File No. 000-50189)).

(6)    Amended and Restated Senior Executive Retirement Agreement, effective as of June 1, 2017, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-50189)).

(7)    Amendment No.1 to Amend and Restate Senior Executive Retirement Agreement, effective October 21, 2020, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 (File No. 000-50189)).

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

10.o    Amendment No. 2, effective February 25, 2021, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

10.p    Executive Employment Agreement, effective January 1, 2023, between Crown Holdings, Inc. and Carlos Baila.

10.q    Crown Holdings, Inc. 2022 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 21, 2022 (File No. 000-50189)).

10.r    Amendment No. 1, to the Crown Holdings, Inc. 2022 Stock-Based Incentive Compensation Plan.

10.s    Crown Cork & Seal Company, Inc. Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.o of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50189)).

10.t    Executive Employment Agreement, effective 25 October, 2022, between Crown Holdings, Inc. and Matthew R. Madeksza (incorporated by reference to Exhibit 10.p of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-50189)).

10.u Share and Asset Purchase Agreement, dated as of April 8, 2021, by and among the Company, Crown Cork & Seal Deutschland Holdings GmbH, Blitz F21-387 GmbH, Kouti B.V. and Macsco 20.10 Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated April 13, 2021 (File No. 000-50189)).

10.v    Crown Holdings, Inc. Executive Officer Cash Severance Policy.

10.w    Amendment No. 1 to the Crown Holdings, Inc. Stock Purchase Plan, effective August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated November 1, 2024 (File No. 001-41550)).

Crown Holdings, Inc.
Exhibits 10.c through 10.w are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

19.1    Securities Trading and SEC Reporting Compliance Reporting Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Quarterly Report on Form 10-Q dated July 28, 2023 (File No. 000-50189)).

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

97    Crown Holdings, Inc. Compensation Recovery Policy, effective October 2, 2023.

101    The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2024, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2024, 2023 and 2022; (iii) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

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
Christy L. Kalaus
Vice President and Corporate Controller

Date: March 3, 2025
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Kevin C. Clothier and Adam J. Dickstein, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2024 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Chairman of the Board, President and Chief Executive Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Senior Vice President and Chief Financial Officer

/s/ Christy L. Kalaus
Christy L. Kalaus	Vice President and Corporate Controller

DIRECTORS

/s/ Richard H. Fearon	/s/ Angela M. Snyder
Richard H. Fearon	Angela M. Snyder

/s/ Andrea J. Funk	/s/ Caesar F. Sweitzer
Andrea J. Funk	Caesar F. Sweitzer

/s/ Stephen J. Hagge	/s/ Marsha C. Williams
Stephen J. Hagge	Marsha C. Williams

/s/ James H. Miller	/s/ Dwayne A. Wilson
James H. Miller	Dwayne A. Wilson

/s/ B. Craig Owens
B. Craig Owens