Form 10-Q
period 2025-03-31
CROWN HOLDINGS, INC.
filed 2025-05-02
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

There were 116,392,214 shares of Common Stock outstanding as of May 1, 2025.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$2,887	$2,784
Cost of products sold, excluding depreciation and amortization	2,262	2,247
Depreciation and amortization	110	115
Selling and administrative expense	152	154
Restructuring and other, net	(2)	23
Income from operations	365	245
Other pension and postretirement	5	11
Interest expense	99	113
Interest income	(13)	(20)
Foreign exchange	2	7
Income before taxes and equity in net earnings of affiliates	272	134
Provision for income taxes	46	40
Equity in net earnings of affiliates	1	(1)
Net income	227	93
Net income attributable to noncontrolling interests	34	26
Net income attributable to Crown Holdings	$193	$67

Earnings per common share attributable to Crown Holdings:
Basic	$1.65	$0.56
Diluted	$1.65	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$227	$93

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(35)	8
Pension and other postretirement benefits	2	10
Derivatives qualifying as hedges	(2)	(5)
Total other comprehensive income / (loss)	(35)	13

Total comprehensive income	192	106
Net income attributable to noncontrolling interests	34	26
Translation adjustments attributable to noncontrolling interests	—	(3)
Comprehensive income attributable to Crown Holdings	$158	$83

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$779	$918
Receivables, net	1,702	1,656
Inventories	1,527	1,440
Prepaid expenses and other current assets	212	197
Total current assets	4,220	4,211

Goodwill	2,997	2,954
Intangible assets, net	1,024	1,044
Property, plant and equipment, net	4,939	4,927
Operating lease right-of-use assets, net	196	201
Other non-current assets	465	511
Total assets	$13,841	$13,848

Liabilities and equity
Current liabilities
Short-term debt	$202	$66
Current maturities of long-term debt	1,491	80
Current portion of operating lease liabilities	47	47
Accounts payable	2,302	2,425
Accrued liabilities	796	847
Total current liabilities	4,838	3,465

Long-term debt, excluding current maturities	4,743	6,058
Pension and postretirement liabilities	262	260
Non-current portion of operating lease liabilities	162	167
Other non-current liabilities	664	670
Commitments and contingent liabilities (Note J)

Noncontrolling interests	478	472
Crown Holdings shareholders’ equity	2,694	2,756
Total equity	3,172	3,228
Total liabilities and equity	$13,841	$13,848

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$227	$93
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	110	115
Restructuring and other, net	(2)	23
Pension and postretirement expense	10	16
Pension contributions	25	4
Stock-based compensation	14	12
Working capital changes and other	(370)	(365)
Net cash provided by / (used for) operating activities	14	(102)
Cash flows from investing activities
Capital expenditures	(33)	(94)
Net investment hedge	13	13
Proceeds from sale of property, plant and equipment	21	—
Net cash provided by / (used for) investing activities	1	(81)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	1	—
Proceeds from short-term debt	177	80
Payments of short-term debt	(43)	(8)
Proceeds from long-term debt	—	20
Payments of long-term debt	(27)	(32)
Dividends paid to noncontrolling interests	(28)	(15)
Dividends paid to shareholders	(30)	(30)
Common stock repurchased	(203)	(5)
Other	—	(1)
Net cash provided by / (used for) financing activities	(153)	9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(8)
Net change in cash, cash equivalents and restricted cash	(137)	(182)
Cash, cash equivalents and restricted cash at January 1	1,016	1,400
Cash, cash equivalents and restricted cash at March 31	$879	$1,218

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2025	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228
Net income			193		193	34	227
Other comprehensive income				(35)	(35)		(35)
Dividends declared			(30)		(30)	(28)	(58)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		14			14		14
Common stock issued		1			1		1
Common stock repurchased	(11)	(14)	(180)		(205)		(205)
Balance at March 31, 2025	$584	$—	$3,607	$(1,497)	$2,694	$478	$3,172

Balance at January 1, 2024	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
Net income			67		67	26	93
Other comprehensive income				16	16	(3)	13
Dividends declared			(30)		(30)	(15)	(45)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased		(5)			(5)		(5)
Balance at March 31, 2024	$605	$23	$3,513	$(1,671)	$2,470	$462	$2,932

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2025 and the results of its operations for the three months ended March 31, 2025 and 2024 and of its cash flows for the three months ended March 31, 2025 and 2024. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

B.Recent Accounting and Reporting Pronouncements

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires disclosure of specific categories within the effective tax rate reconciliation and details about significant reconciling items, subject to a quantitative threshold. The standard also requires information on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. The standard is applied prospectively with an option for retrospective adoption. As the guidance impacts disclosure only, it will not have an impact on the Company's financial results. These changes in disclosure will initially be reflected in the annual financial statement footnotes for the year ended December 31, 2025.

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

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$779	$918
Restricted cash included in prepaid expenses and other current assets	100	98
Total cash, cash equivalents and restricted cash	$879	$1,016

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

D.    Receivables

	March 31, 2025	December 31, 2024
Accounts receivable	$1,020	$1,060
Less: allowance for credit losses	(30)	(30)
Net trade receivables	990	1,030
Unbilled receivables	395	316
Miscellaneous receivables	317	310
	$1,702	$1,656

E.    Inventories

	March 31, 2025	December 31, 2024
Raw materials and supplies	$962	$965
Work in process	117	106
Finished goods	448	369
	$1,527	$1,440

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2025			December 31, 2024
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,358	$(768)	$590	$1,342	$(734)	$608
Trade names	533	(156)	377	522	(148)	374
Technology	157	(146)	11	153	(140)	13
Long term supply contracts	139	(94)	45	139	(92)	47
Patents	11	(10)	1	12	(10)	2
	$2,198	$(1,174)	$1,024	$2,168	$(1,124)	$1,044

Net income for the three months ended March 31, 2025 and 2024 included amortization expense of $35 and $40.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $758 and $927 confirmed obligations outstanding under these supplier finance programs as of March 31, 2025 and December 31, 2024 included in Accounts Payable.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended
	March 31,
	2025	2024
Asset sales and impairments, net	$(9)	$3
Restructuring	7	19
Other costs	—	1
	$(2)	$23

Crown Holdings, Inc.

For the three months ended March 31, 2025, the gain on asset sales and impairments primarily relates to the sale of a building in the Transit Packaging segment.

For the three months ended March 31, 2024, restructuring primarily included headcount reductions in the Company's European Beverage segment and Other.

During the first quarter of 2025, the Company made payments of $4 and had a restructuring accrual of $17, primarily related to previously announced restructuring actions. The Company expects to pay these amounts over the next twelve months. The Company continues to review its costs structure and may record additional restructuring charges in the future.

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

During the three months ended March 31, 2025, the Company paid $2 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	59,300
New claims	300
Settlements or dismissals	(100)
Ending claims	59,500

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2024, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	18,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	1,300
Other states that have enacted asbestos legislation	6,000
Other states	21,000
Total claims outstanding	59,300

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

As of December 31, 2024 and 2023, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2024	2023
Total claims	27%	25%
Pre-1965 claims in states without asbestos legislation	43%	44%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2025.

As of March 31, 2025, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $183, including $129 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions

Crown Holdings, Inc.

that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 82% of the claims outstanding at the end of 2024), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

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

In June 2024, the Brazilian Federal Tax Authorities issued an assessment against the Company's Brazilian subsidiary in relation to the use of PIS and COFINS indirect tax credits arising from a favorable judicial decision received by the Company in 2019. The assessment disallowed credits of $42 taken by the Company for the years 2004 through 2015 when the PIS and COFINS indirect taxes were calculated by fixed rates and assessed interest and penalties. During the fourth quarter of 2024, the Company received an unfavorable ruling to a challenge at the administrative level. The Company does not believe that a loss for this assessment is probable and plans to challenge the assessment at the judicial level. There can be no assurances that the Company will be successful in contesting the assessment.

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

At March 31, 2025, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2025 mature between one and thirty-three months.

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

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in OCI
	Three Months Ended March 31,
Derivatives in cash flow hedges	2025	2024
Foreign exchange	$1	$1
Commodities	(3)	(8)
	$(2)	$(7)

	Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended March 31,
Derivatives in cash flow hedges	2025	2024	Affected line items in the Statement of Operations
Commodities	$(3)	$(4)	Net sales
Commodities	4	1	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(1)	—	Foreign exchange
	—	(3)	Income before taxes and equity in net earnings of affiliates
	—	1	Provision for income taxes
	$—	$(2)	Net income

For the twelve-month period ending March 31, 2026, a net gain of $2 ($2, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the three months ended March 31, 2025 and 2024 in connection with anticipated transactions that were considered probable of not occurring.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items.

For the three months ended March 31, 2024, the Company recorded a gain of $4 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, trade accounts receivable and payable and unrecognized firm commitments were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes arising from re-measurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

Crown Holdings, Inc.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income
	Three Months Ended March 31,
Derivatives not designated as hedges	2025	2024	Affected line item in the Statement of Operations
Foreign exchange	(22)	2	Foreign exchange
	$(22)	$2

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2025 and 2024, the Company recorded a loss of $43 ($33, net of tax) and a gain of $41 ($34, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of March 31, 2025 and December 31, 2024, cumulative gains of $90 ($98, net of tax) and $133 ($131, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedging instrument was approximately €1,007 ($1,090) at March 31, 2025.

The Company also has cross-currency swaps with an aggregate notional values of $875 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2026 and reduced interest expense by $7 and $6 for the three months ended March 31, 2025 and 2024.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
	Three Months Ended March 31,
Derivatives designated as net investment hedges	2025	2024
Foreign exchange	$(28)	$12

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

Crown Holdings, Inc.

	Balance Sheet classification	March 31, 2025	December 31, 2024	Balance Sheet classification	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$1	$2	Accrued liabilities	$1	$4
Commodities contracts cash flow	Prepaid expenses and other current assets	10	10	Accrued liabilities	8	3
Net investment hedge	Other non-current assets	50	86	Other non-current liabilities	—	—
		$61	$98		$9	$7
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$4	$4	Accrued liabilities	$16	$7
		$4	$4		$16	$7

Total derivatives		$65	$102		$25	$14

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2025
Derivative assets	$65	$5	$60
Derivative liabilities	25	5	20

Balance at December 31, 2024
Derivative assets	$102	$3	$99
Derivative liabilities	14	3	11

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 were:

	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Foreign exchange	$587	$380
Commodities	102	73
Derivatives designated as fair value hedges:
Foreign exchange	—	—
Derivatives designated as net investment hedges:
Foreign exchange	875	875
Derivatives not designated as hedges:
Foreign exchange	427	305

Crown Holdings, Inc.

L.    Debt

	March 31, 2025		December 31, 2024
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$202	$202	$66	$66

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,175	1,172	1,175	1,171
Euro due 2027[1]	558	558	538	538
Senior notes and debentures:
U.S. dollar at 4.25% due 2026	400	399	400	399
U.S. dollar at 4.75% due 2026	875	873	875	873
U.S. dollar at 7.375% due 2026	350	350	350	350
€500 at 2.875% due 2026	541	540	518	517
€500 at 5.00% due 2028	541	536	518	513
€500 at 4.75% due 2029	541	535	518	513
€600 at 4.50% due 2030	649	640	621	611
U.S. dollar at 5.25% due 2030	500	496	500	495
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	95	95	118	118
Total long-term debt	6,265	6,234	6,171	6,138
Less current maturities	(1,494)	(1,491)	(80)	(80)
Total long-term debt, less current maturities	$4,771	$4,743	$6,091	$6,058
(1) €516 and €520 at March 31, 2025 and December 31, 2024
The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,410 at March 31, 2025 and $6,255 at December 31, 2024.

The U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00% at March 31, 2025 and at December 31, 2024.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2025	2024
Service cost	$3	$4
Interest cost	4	13
Expected return on plan assets	(3)	(15)
Recognized net loss	3	10
Net periodic cost	$7	$12

Crown Holdings, Inc.

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2025	2024
Service cost	$2	$1
Interest cost	3	5
Expected return on plan assets	(3)	(6)
Recognized net loss	—	2
Net periodic cost	$2	$2

	Three Months Ended
	March 31,
Other postretirement benefits	2025	2024
Interest cost	$1	$2
Net periodic cost	$1	$2

The components of net periodic cost other than the service cost component are included in Other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
	March 31,
Details about accumulated other comprehensive income components	2025	2024	Affected line items in the statement of operations
Actuarial losses	$3	$12	Other pension and postretirement
	3	12	Income before taxes and equity in net earnings of affiliates
	(1)	(2)	Provision for income taxes
Total reclassified	$2	$10	Net income

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $203 of its shares during the three months ended March 31, 2025.

For the three months months ended March 31, 2025 and 2024, the Company declared and paid cash dividends of $0.26 per share and $0.25 per share per share, respectively. Additionally, on May 1, 2025, the Company's Board of Directors declared a dividend of $0.26 per share payable on May 29, 2025 to shareholders of record as of May 15, 2025.

Crown Holdings, Inc.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2024	$(664)	$(1,022)	$(1)	$(1,687)
Other comprehensive income / (loss) before reclassifications	—	11	(7)	4
Amounts reclassified from accumulated other comprehensive income	10	—	2	12
Other comprehensive income / (loss)	10	11	(5)	16
Balance at March 31, 2024	$(654)	$(1,011)	$(6)	$(1,671)

Balance at January 1, 2025	$(230)	$(1,236)	$4	$(1,462)
Other comprehensive income / (loss) before reclassifications	—	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive income	2	—		2
Other comprehensive income / (loss)	2	(35)	(2)	(35)
Balance at March 31, 2025	$(228)	$(1,271)	$2	$(1,497)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2025	2024
Revenue recognized over time	$1,680	$1,571
Revenue recognized at a point in time	1,207	1,213
Total revenue	$2,887	$2,784

See Note S for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $22 and $9 as of March 31, 2025 and December 31, 2024, respectively, included in prepaid and other current assets. During the three months ended March 31, 2025, the Company satisfied performance obligations related to contract assets at December 31, 2024 and also recorded new contract assets primarily related to work in process for the equipment business.
Q.     Income Tax

During the three months ended March 31, 2025, the Company recognized an income tax benefit of $22 after an internal reorganization which resulted in the release of deferred tax liabilities related to the foreign currency impact of certain intercompany debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary.

Crown Holdings, Inc.

R.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to Crown Holdings	$193	$67
Weighted average shares outstanding:
Basic	116.7	119.6
Dilutive restricted stock	0.3	0.2
Diluted	117.0	119.8
Basic earnings per share	$1.65	$0.56
Diluted earnings per share	$1.65	$0.56

For the three months ended March 31, 2025 and 2024, 0.12 million and 0.20 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

Three Months Ended March 31, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,320	$—	$31	$9	$236
European Beverage	512	—	14	16	67
Asia Pacific	279	—	11	—	47
Transit Packaging	482	4	11	8	60
Total reportable segments	2,593	4	67	33	$410
Other	294	17	7	—
Corporate and unallocated items	—	—	1	—
Total	$2,887	$21	$75	$33

Crown Holdings, Inc.

Three Months Ended March 31, 2024
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,222	$—	$33	$30	$189
European Beverage	482	—	13	41	51
Asia Pacific	279	—	12	7	42
Transit Packaging	520	5	11	5	68
Total reportable segments	2,503	5	69	83	$350
Other	281	21	6	7
Corporate and unallocated items	—	—	—	4
Total	$2,784	$26	$75	$94

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

Intersegment sales primarily include equipment and parts used in the manufacturing process.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2025	2024
Segment income of reportable segments	$410	$350
Segment income of other	29	8
Corporate and unallocated items	(41)	(50)
Restructuring and other, net	2	(23)
Amortization of intangibles	(35)	(40)
Other pension and postretirement	(5)	(11)
Interest expense	(99)	(113)
Interest income	13	20
Foreign exchange	(2)	(7)
Income from operations before taxes and equity in net earnings of affiliates	$272	$134

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2025 compared to 2024 and changes in financial condition and liquidity from December 31, 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil, Europe, and Southeast Asia. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of approximately $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2019. Based on current market conditions, the Company expects to have the ability to meet expected demand growth with its current installed capital base and expects capital spending to be approximately $450 in 2025.

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

The Company continues to actively elevate its commitment to sustainability. In 2020, the Company introduced Twentyby30, a robust program that outlines twenty measurable, science based, environmental, social and governance goals to be completed by 2030. In 2024, the Company garnered recognition for its commitment to integrate sustainability into all aspects of the organization, including the top spot within the Sustainalytics "Container and Packaging" industry category.

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange, interest rate fluctuations, and inflationary pressures, including increasing costs for raw materials, energy and transportation. The Company generally attempts to mitigate aluminum and steel price risk by matching its purchase obligations with its sales agreements. Additionally, tariffs, retaliatory trade measures and further trade restrictions could result in higher raw material costs and a wide range of possible outcomes including impacts on consumers and industrial activity. The Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indices. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments is discussed, as applicable, under the heading "Results of Operations" below.

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

Crown Holdings, Inc.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro in the Company's European Beverage segment, and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the euro, the Indian rupee, the Mexican peso and the Brazilian real.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2025	2024
Net sales	$2,887	$2,784

Net sales increased primarily due to $94 from the pass-through of higher material costs, higher beverage can volumes in the Americas and European Beverage segments and higher North American food can volumes, partially offset by unfavorable foreign currency translation of $31 and lower volumes in the Transit Packaging segment.

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

Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net sales	$1,320	$1,222
Segment income	236	189

Net sales increased primarily due to $71 from the pass-through of higher aluminum costs and 3% higher volumes, partially offset by unfavorable foreign currency translation of $13.

Segment income improved due to higher volumes and improved manufacturing performance.

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

Net sales and segment income in the European Beverage segment were as follows:

Crown Holdings, Inc.

	Three Months Ended
	March 31,
	2025	2024
Net sales	$512	$482
Segment income	67	51

Net sales increased primarily due to $22 from the pass-through of higher aluminum costs and 5% higher volumes, partially offset by unfavorable foreign currency translation of $8.

Segment income improved due to higher volumes.

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

In 2024, volume softness continued across each country in the Asia Pacific segment as the region continues to struggle with the effects of higher inflation and interest rates and in the fourth quarter the Company announced the closure of its beverage can facility in Sihanoukville, Cambodia.

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023 and had net sales of $1 for the three months ended March 31, 2025. Property, plant and equipment in Myanmar as of March 31, 2025 was $48, including $23 of land and buildings and $25 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net sales	$279	$279
Segment income	47	42

Net sales was comparable to 2024 with 7% lower volumes offset by $11 from the pass-through of higher aluminum costs.

Segment income increased primarily due to improved manufacturing performance, including savings realized as part of prior year restructuring actions.

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

This segment may be subject to direct and indirect effects from tariffs which may slow consumer and industrial activity, the impact of which cannot be reasonably predicted. The Company will continue to monitor these conditions, including potential actions to mitigate their impact. This economic uncertainty could affect projected future financial

Crown Holdings, Inc.

performance and may require a quantitative goodwill impairment test in the future to determine if an impairment charge is necessary.
Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net sales	$482	$520
Segment income	60	68

Net sales decreased primarily due to the pass-through of $12 lower material costs, $13 lower equipment volumes and unfavorable foreign currency translation of $14, partially offset by improved steel and plastic consumable volumes.

Segment income decreased primarily due to unfavorable product mix, driven by lower equipment volumes which have higher margins, and unfavorable foreign currency translation of $2.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company added a pet food can line to its Dubuque, Iowa plant in 2024. During the second quarter of 2024, the Company closed its food can plant in La Villa, Mexico.

Net sales and segment income in Other were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net sales	$294	$281
Segment income	29	8

Net sales increased primarily due to 16% higher food can volumes.

Segment income increased primarily due to higher food can volumes and improved manufacturing performance, including lower start-up costs. Additionally, the three months ended Mach 31, 2024, included a steel repricing loss of $8.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended
	March 31,
	2025	2024
Corporate and unallocated expense	$(41)	$(50)

Corporate and unallocated expenses decreased for the three months ended March 31, 2025 compared to 2024, primarily due to lower property insurance costs. The three months ended March 31, 2024, included a charge of $8 related to a facility fire.

Restructuring and other, net

For the three months ended March 31, 2024, restructuring and other net charges of $23 primarily included business reorganization activities in the Company's European Beverage segment. The Company continues to review its costs structure and may record additional restructuring charges in the future.

Crown Holdings, Inc.

Other pension and postretirement

For the three months ended March 31, 2025 compared to 2024, other pension and postretirement decreased from $11 to $5, primarily due to the transfer of portions of the Company's U.S. and Canadian defined benefit pension liabilities through the purchase of group annuity insurance contracts using pension plan assets in the third quarter of 2024.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended
	March 31,
	2025	2024
Income before taxes and equity in net earnings of affiliates	$272	$134
Provision for income taxes	46	40
Effective income tax rate	16.9%	29.9%

The decrease in the effective tax rate for the three months ended March 31, 2025 compared to 2024, was primarily due to an income tax benefit of $22 recorded in the first quarter of 2025 after an internal reorganization which resulted in the release of deferred tax liabilities related to the foreign currency impact of certain intercompany debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary, as well as the geographic distribution of the Company's world-wide earnings.

Effective January 1, 2024, various jurisdictions in which the Company operates have enacted the Pillar II directive which establishes a global minimum corporate tax rate of 15% initiated by the Organisation for Economic Co-operation and Development ("OECD"). The Company does not currently expect Pillar II to have a material impact on its financial results, including its annual estimated effective tax rate or liquidity for 2025 based on currently enacted tax laws, however the Company continues to monitor its jurisdictions for any changes, including additional guidance from the OECD.

Net income attributable to noncontrolling interest

For the three months ended March 31, 2025 compared to 2024, net income from noncontrolling interests increased from $26 to $34 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities increased from an outflow of $102 for the three months ended March 31, 2024 to an inflow of $14 for the three months ended March 31, 2025, primarily due to higher income from operations.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 32 days as of March 31, 2024 to 31 days as of March 31, 2025.

Inventory turnover decreased from 63 days at March 31, 2024 to 57 days at March 31, 2025 primarily due to higher average inventory levels carried into the first quarter of 2024.

Days outstanding for trade payables increased from 83 days at March 31, 2024 to 87 days at March 31, 2025 primarily due to higher raw material costs and efforts to rebuild inventory in certain businesses.
Investing Activities

Cash from investing activities increased from an outflow of $81 for the three months ended March 31, 2024 to an inflow of $1 for the three months ended March 31, 2025, primarily due to lower capital expenditures.

The Company currently expects capital expenditures in 2025 to be approximately $450.

Crown Holdings, Inc.

Financing Activities

Cash from financing activities decreased from an inflow of $9 for the three months ended March 31, 2024 to an outflow of $153 for the three months ended March 31, 2025 primarily due to $203 of common stock repurchases, partially offset by higher short term borrowings in the first quarter of 2025.
Liquidity

As of March 31, 2025, $650 of the Company's $779 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $266 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and as of March 31, 2025, the Company had available capacity of $1,620. The Company could have borrowed this amount at March 31, 2025 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.6 to 1.0 at March 31, 2025 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

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

Long-term debt payments due in the next twelve months include the Company's $875 million 4.75% senior notes and its €500 million ($541 million at March 31, 2025) 2.875% senior notes both due in February 2026. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

Capital Resources

As of March 31, 2025, the Company had approximately $84 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

Crown Holdings, Inc.

Contractual Obligations

There were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which information is incorporated herein by reference.

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

Crown Cork Obligor Group

Three Months Ended
March 31, 2025
Net sales	$—
Gross Profit	—
Loss from operations	(1)
Net loss[1]	4
Net loss attributable to Crown Holdings[1]	4
(1) Includes $15 of expense related to intercompany interest with non-guarantor subsidiaries

	March 31, 2025	December 31, 2024
Current assets	$37	$47
Non-current assets	37	22
Current liabilities	49	68
Non-current liabilities[1]	6,882	6,647
(1) Includes payables of $6,171 and $5,905 due to non-guarantor subsidiaries as of March 31, 2025 and December 31, 2024

Crown Americas Obligor Group

Three Months Ended
March 31, 2025
Net sales[1]	$1,237
Gross profit[2]	208
Income from operations[2]	79
Net loss[3]	17
Net income attributable to Crown Holdings[3]	17
(1) Includes $113 of sales to non-guarantor subsidiaries
(2) Includes $11 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $2 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

Crown Holdings, Inc.

	March 31, 2025	December 31, 2024
Current assets[1]	$917	$1,056
Non-current assets[2]	3,734	3,756
Current liabilities[3]	2,019	1,158
Non-current liabilities[4]	5,003	6,136
(1) Includes receivables of $34 and $32 due from non-guarantor subsidiaries as of March 31, 2025 and December 31, 2024
(2) Includes receivables of $211 and $167 due from non-guarantor subsidiaries as of March 31, 2025 and December 31, 2024
(3) Includes payables of $20 due to non-guarantor subsidiaries as of both March 31, 2025 and December 31, 2024
(4) Includes payables of $939 and $2,242 due to non-guarantor subsidiaries as of March 31, 2025 and December 31, 2024

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements, as applicable, are included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which are not historical facts (including any statements concerning the conflicts in the Middle East and the Russia-Ukraine war, objectives of management for share repurchases, dividends, future operations or economic performance, or assumptions related thereto, including the potential for higher interest rates, energy and raw material prices, including tariffs, retaliatory trade measures and further trade restrictions), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and

Crown Holdings, Inc.

Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A of Part II below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2025, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2025, the Company had $1.8 billion principal floating interest rate debt and $1.3 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Crown Holdings, Inc.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended March 31, 2025. The table excludes 34,136 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended March 31, 2025.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
January	—	$—	—	$1,793
February	1,125,845	$88.45	1,125,845	$1,693
March	1,125,143	$89.01	1,125,143	$1,593
	2,250,988		2,250,988
(1) In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a) Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on May 1, 2025 (the “Annual Meeting”). As of March 11, 2025, the record date for the meeting, 116,964,033 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 107,294,828 shares of Common Stock were present or represented at the meeting.

(b) The following individuals were nominated and elected to serve as directors:

Timothy J. Donahue, Richard H. Fearon, Andrea J. Funk, Stephen J. Hagge, B. Craig Owens, Angela M. Snyder, Caesar F. Sweitzer, Marsha C. Williams and Dwayne A. Wilson.

At the Annual Meeting, the Company’s Shareholders voted on the four matters below as follows:

1)The Company's Shareholders elected the following directors pursuant to the following vote:

Crown Holdings, Inc.

Directors	Votes For	Votes Withheld	Broker Non-Vote

Timothy J. Donahue	97,319,220	6,245,686	3,729,922

Richard H. Fearon	98,946,793	4,618,113	3,729,922

Andrea J. Funk	102,695,899	869,007	3,729,922

Stephen J. Hagge	101,170,015	2,394,891	3,729,922

B. Craig Owens	102,313,696	1,251,210	3,729,922

Angela M. Snyder	102,690,796	874,110	3,729,922

Caesar F. Sweitzer	100,985,533	2,579,373	3,729,922

Marsha C. Williams	101,312,011	2,252,895	3,729,922

Dwayne A. Wilson	102,627,476	937,430	3,729,922

2)The Company's Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2025 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
97,632,463	9,199,567	462,797	—

3)The Company's Shareholders approved, by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2025 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
95,117,815	8,271,561	175,529	3,729,922

4)The Company's Shareholders approved the Shareholder proposal regarding transparency in political spending to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
54,193,891	48,704,745	666,269	3,729,922

Crown Holdings, Inc.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: May 2, 2025