Form 10-Q
period 2025-06-30
CROWN HOLDINGS, INC.
filed 2025-07-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

There were 116,375,594 shares of Common Stock outstanding as of July 28, 2025.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$3,149	$3,040	$6,036	$5,824
Cost of products sold, excluding depreciation and amortization	2,436	2,379	4,698	4,626
Depreciation and amortization	114	115	224	230
Selling and administrative expense	161	150	313	304
Restructuring and other, net	47	17	45	40
Income from operations	391	379	756	624
Loss from early extinguishments of debt	1	—	1	—
Other pension and postretirement	(1)	13	4	24
Interest expense	103	112	202	225
Interest income	(14)	(16)	(27)	(36)
Foreign exchange	9	5	11	12
Income before taxes and equity in net earnings of affiliates	293	265	565	399
Provision for income taxes	78	54	124	94
Equity in net earnings of affiliates	1	(4)	2	(5)
Net income	216	207	443	300
Net income attributable to noncontrolling interests	35	33	69	59
Net income attributable to Crown Holdings	$181	$174	$374	$241

Earnings per common share attributable to Crown Holdings:
Basic	$1.57	$1.45	$3.22	$2.02
Diluted	$1.56	$1.45	$3.21	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$216	$207	$443	$300

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	41	(138)	6	(130)
Pension and other postretirement benefits	2	10	4	20
Derivatives qualifying as hedges	—	14	(2)	9
Total other comprehensive income / (loss)	43	(114)	8	(101)

Total comprehensive income	259	93	451	199
Net income attributable to noncontrolling interests	35	33	69	59
Translation adjustments attributable to noncontrolling interests	2	—	2	(3)
Comprehensive income attributable to Crown Holdings	$222	$60	$380	$143

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$936	$918
Receivables, net	1,864	1,656
Inventories	1,629	1,440
Prepaid expenses and other current assets	223	197
Total current assets	4,652	4,211

Goodwill	3,138	2,954
Intangible assets, net	1,031	1,044
Property, plant and equipment, net	5,041	4,927
Operating lease right-of-use assets, net	199	201
Other non-current assets	417	511
Total assets	$14,478	$13,848

Liabilities and equity
Current liabilities
Short-term debt	$201	$66
Current maturities of long-term debt	671	80
Current portion of operating lease liabilities	49	47
Accounts payable	2,516	2,425
Accrued liabilities	936	847
Total current liabilities	4,373	3,465

Long-term debt, excluding current maturities	5,618	6,058
Pension and postretirement liabilities	272	260
Non-current portion of operating lease liabilities	164	167
Other non-current liabilities	679	670
Commitments and contingent liabilities (Note J)

Noncontrolling interests	481	472
Crown Holdings shareholders’ equity	2,891	2,756
Total equity	3,372	3,228
Total liabilities and equity	$14,478	$13,848

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$443	$300
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	224	230
Restructuring and other, net	45	40
Pension and postretirement expense	14	35
Pension contributions	22	(5)
Stock-based compensation	26	20
Equity earnings, net of distributions	—	8
Working capital changes and other	(311)	(285)
Net cash provided by operating activities	463	343
Cash flows from investing activities
Capital expenditures	(89)	(178)
Net investment hedge	13	13
Proceeds from sale of property, plant and equipment	29	22
Other	3	—
Net cash used for investing activities	(44)	(143)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	8	—
Proceeds from short-term debt	252	124
Payments of short-term debt	(126)	(44)
Proceeds from long-term debt	700	20
Payments of long-term debt	(917)	(60)
Debt issuance costs	(10)	—
Dividends paid to noncontrolling interests	(62)	(40)
Dividends paid to shareholders	(60)	(60)
Common stock repurchased	(209)	(7)
Other	(3)	(3)
Net cash used for financing activities	(427)	(70)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	(19)
Net change in cash, cash equivalents and restricted cash	22	111
Cash, cash equivalents and restricted cash at January 1	1,016	1,400
Cash, cash equivalents and restricted cash at June 30	$1,038	$1,511

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2025	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228
Net income			193		193	34	227
Other comprehensive income				(35)	(35)		(35)
Dividends declared			(30)		(30)	(28)	(58)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		14			14		14
Common stock issued		1			1		1
Common stock repurchased	(11)	(14)	(180)		(205)		(205)
Balance at March 31, 2025	$584	$—	$3,607	$(1,497)	$2,694	$478	$3,172
Net income			181		181	35	216
Other comprehensive income				41	41	2	43
Dividends declared			(30)		(30)	(34)	(64)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased	(1)	(6)			(7)		(7)
Balance at June 30, 2025	$584	$5	$3,758	$(1,456)	$2,891	$481	$3,372

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

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2025 and the results of its operations for the three and six months ended June 30, 2025 and 2024 and of its cash flows for the six months ended June 30, 2025 and 2024. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$936	$918
Restricted cash included in prepaid expenses and other current assets	102	98
Total cash, cash equivalents and restricted cash	$1,038	$1,016

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

D.    Receivables

	June 30, 2025	December 31, 2024
Accounts receivable	$1,188	$1,060
Less: allowance for credit losses	(28)	(30)
Net trade receivables	1,160	1,030
Unbilled receivables	378	316
Miscellaneous receivables	326	310
	$1,864	$1,656

E.    Inventories

	June 30, 2025	December 31, 2024
Raw materials and supplies	$1,021	$965
Work in process	137	106
Finished goods	471	369
	$1,629	$1,440

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2025			December 31, 2024
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,412	$(825)	$587	$1,342	$(734)	$608
Trade names	557	(169)	388	522	(148)	374
Technology	163	(155)	8	153	(140)	13
Long term supply contracts	149	(103)	46	139	(92)	47
Patents	12	(10)	2	12	(10)	2
	$2,293	$(1,262)	$1,031	$2,168	$(1,124)	$1,044

Net income for the three and six months ended June 30, 2025 and 2024 included amortization expense of $38 and $73 and $41 and $81.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $883 and $927 confirmed obligations outstanding under these supplier finance programs as of June 30, 2025 and December 31, 2024 included in Accounts Payable.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Asset sales and impairments, net	$30	$1	$21	$4
Restructuring	9	16	16	35
Other costs	(3)	—	(3)	1
Asbestos	11	—	11	—
	$47	$17	$45	$40

For the three and six months ended June 30, 2025, asset sales and impairments primarily included asset impairment charges related to a plant in China and end line rationalization in the Asia Pacific segment. In addition, in the first quarter of 2025 the Company recognized a gain for a sale of a building in the Transit Packaging segment.

For the three and six months ended June 30, 2025 restructuring primarily included headcount reductions and other exit costs in the Transit Packaging segment. For the three and six months ended June 30, 2024, restructuring primarily included headcount reductions and other exit costs in the Company's European Beverage and Other segments.

During the second quarter of 2025, the Company recorded an $11 asbestos reserve related to an unfavorable jury verdict in the state of California. See Note I for details.

During 2025, the Company made payments of $14 and had a restructuring accrual of $22, primarily related to previously announced restructuring actions. The Company expects to pay these amounts over the next twelve months. The Company continues to review its costs structure and may record additional restructuring charges in the future.

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

In June 2025, Crown Cork was party to a verdict in a mesothelioma wrongful death case tried in the Superior Court of the State of California in Los Angeles. A jury found that the conduct of the United States Navy and a predecessor of
Crown Cork was a substantial factor in causing the plaintiff’s exposure. Crown Cork’s share of the compensatory damages was $4. The jury also awarded punitive damages against Crown of $7. These amounts have been fully accrued as of June 30, 2025. The Company intends to file post-trial motions on various grounds and intends to appeal the judgment. There can be no assurances regarding the outcome of such motions and appeal.

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

During the six months ended June 30, 2025, the Company paid $7 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	59,300
New claims	600
Settlements or dismissals	(300)
Ending claims	59,600

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

Crown Holdings, Inc.

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2025.

As of June 30, 2025, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $189, including $117 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

Crown Holdings, Inc.

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

At June 30, 2025, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2025 mature between one and thirty months.

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

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2025	2024	2025	2024
Foreign exchange	$—	$—	$1	$1
Commodities	2	10	(1)	2
	$2	$10	$—	$3

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2025	2024	2025	2024	Affected line items in the Statement of Operations
Commodities	$7	$(14)	$4	$(18)	Net sales
Commodities	(4)	8	—	9	Cost of products sold, excluding depreciation and amortization
Foreign exchange	—	—	(1)	—	Cost of products sold, excluding depreciation and amortization
	3	(6)	3	(9)	Income before taxes and equity in net earnings of affiliates
	(1)	2	(1)	3	Provision for income taxes
	$2	$(4)	$2	$(6)	Net income

For the twelve-month period ending June 30, 2026, a net gain of $4 ($3, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the six months ended June 30, 2025 and 2024 in connection with anticipated transactions that were considered probable of not occurring.

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

For the three and six months ended June 30, 2024, the Company recorded a gain of $11 and $15 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income		Pre-tax amounts of gain/(loss) recognized in income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedges	2025	2024	2025	2024	Affected line item in the Statement of Operations
Foreign exchange	$(1)	$—	$(1)	$—	Net sales
Foreign exchange	1	—	1	—	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(20)	2	(42)	4	Foreign exchange
	$(20)	$2	$(42)	$4

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2025, the Company recorded losses of $98 ($74, net of tax) and $141 ($107, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and six months ended June 30, 2024, the Company recorded gains of $12 ($10, net of tax) and $53 ($44, net of tax). As of June 30, 2025 and December 31, 2024, cumulative losses of $8 ($24, net of tax) and gains of $133 ($131, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. The carrying amount of the hedging instrument was approximately €1,011 ($1,190) at June 30, 2025.

The Company also has cross-currency swaps with an aggregate notional value of $1,475 designated as hedges of the Company's net investment in a euro-based subsidiary, including a new series of cross-currency swaps with a notional value of $600 entered into in May 2025. These swaps mature in 2026 and 2030 and reduced interest expense by $7 and $14 for the three and six months ended June 30, 2025 and $6 and $12 for the three and six months ended June 30, 2024.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as net investment hedges	2025	2024	2025	2024
Foreign exchange	$(89)	$—	$(117)	$12

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	June 30, 2025	December 31, 2024	Balance Sheet classification	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$10	$2	Accrued liabilities	$9	$4
Commodities contracts cash flow	Prepaid expenses and other current assets	11	10	Accrued liabilities	7	3
	Other non-current assets	2	—	Other non-current liabilities	1	—
Net investment hedge	Prepaid expenses and other current assets	—	—	Accrued liabilities	28	—
	Other non-current assets	—	86	Other non-current liabilities	41	—
		$23	$98		$86	$7
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$3	$4	Accrued liabilities	$25	$7
		$3	$4		$25	$7

Total derivatives		$26	$102		$111	$14

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2025
Derivative assets	$26	$6	$20
Derivative liabilities	111	6	105

Balance at December 31, 2024
Derivative assets	$102	$3	$99
Derivative liabilities	14	3	11

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 were:

Crown Holdings, Inc.

	June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Foreign exchange	$318	$380
Commodities	195	73
Derivatives designated as net investment hedges:
Foreign exchange	1,475	875
Derivatives not designated as hedges:
Foreign exchange	414	305

L.    Debt

	June 30, 2025		December 31, 2024
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$201	$201	$66	$66

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,175	1,173	1,175	1,171
Euro due 2027[1]	604	604	538	538
Senior notes and debentures:
U.S. dollar at 4.25% due 2026	400	399	400	399
U.S. dollar at 4.75% due 2026	—	—	875	873
U.S. dollar at 7.375% due 2026	350	350	350	350
€500 at 2.875% due 2026	589	588	518	517
€500 at 5.00% due 2028	589	584	518	513
€500 at 4.75% due 2029	589	583	518	513
€600 at 4.50% due 2030	707	698	621	611
U.S. dollar at 5.25% due 2030	500	496	500	495
U.S. dollar at 5.875% due 2033	700	690	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	84	84	118	118
Total long-term debt	6,327	6,289	6,171	6,138
Less current maturities	(672)	(671)	(80)	(80)
Total long-term debt, less current maturities	$5,655	$5,618	$6,091	$6,058
(1) €513 and €520 at June 30, 2025 and December 31, 2024
In May 2025, the Company issued $700 principal amount of 5.875% senior unsecured notes due 2033 issued at par by its subsidiary Crown Americas LLC and used the proceeds, together with cash on hand, to redeem the $875 principal amount of 4.75% senior unsecured notes due February 2026. The Company paid $10 in issuance costs that will be amortized over the term of the notes.

The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,610 at June 30, 2025 and $6,255 at December 31, 2024.

The U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00% at June 30, 2025 and at December 31, 2024.

Crown Holdings, Inc.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – U.S. plans	2025	2024	2025	2024
Service cost	$3	$3	$6	$7
Interest cost	4	13	8	26
Expected return on plan assets	(4)	(15)	(7)	(30)
Recognized net loss	3	12	6	22
Net periodic cost	$6	$13	$13	$25

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – Non-U.S. plans	2025	2024	2025	2024
Service cost	$2	$3	$4	$4
Interest cost	3	4	6	9
Expected return on plan assets	(3)	(5)	(6)	(11)
Recognized net loss	—	1	—	3
Special termination benefits	—	2	—	2
Settlement and curtailments	(5)	—	(5)	—
Net periodic cost	$(3)	$5	$(1)	$7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other postretirement benefits	2025	2024	2025	2024
Interest cost	$1	$1	$2	$3
Net periodic cost	$1	$1	$2	$3

The components of net periodic cost other than the service cost component are included in Other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Details about accumulated other comprehensive income components	2025	2024	2025	2024	Affected line items in the statement of operations
Actuarial losses	$3	$13	$6	$25	Other pension and postretirement
	3	13	6	25	Income before taxes and equity in net earnings of affiliates
	(1)	(3)	(2)	(5)	Provision for income taxes
Total reclassified	$2	$10	$4	$20	Net income

During the six months ended June 30, 2025, the Company received a $21 repayment, included within Pension contributions in the Consolidated Statements of Cash Flows, of the contribution the Company made in 2021 to settle the U.K. defined pension plan.

Crown Holdings, Inc.

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $209 of its shares during the six months ended June 30, 2025.

For the three months and six months ended June 30, 2025 and 2024, the Company declared and paid cash dividends of $0.26 per share and $0.52 per share and $0.25 and $0.50 per share , respectively. Additionally, on July 24, 2025, the Company's Board of Directors declared a dividend of $0.26 per share payable on August 21, 2025 to shareholders of record as of August 7, 2025.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2024	$(664)	$(1,022)	$(1)	$(1,687)
Other comprehensive income / (loss) before reclassifications	—	(127)	3	(124)
Amounts reclassified from accumulated other comprehensive income	20	—	6	26
Other comprehensive income / (loss)	20	(127)	9	(98)
Balance at June 30, 2024	$(644)	$(1,149)	$8	$(1,785)

Balance at January 1, 2025	$(230)	$(1,236)	$4	$(1,462)
Other comprehensive income / (loss) before reclassifications	—	4	—	4
Amounts reclassified from accumulated other comprehensive income	4	—	(2)	2
Other comprehensive income / (loss)	4	4	(2)	6
Balance at June 30, 2025	$(226)	$(1,232)	$2	$(1,456)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue recognized over time	$1,778	$1,726	$3,458	$3,297
Revenue recognized at a point in time	1,371	1,314	2,578	2,527
Total revenue	$3,149	$3,040	$6,036	$5,824

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The

Crown Holdings, Inc.

Company had net contract assets of $13 and $9 as of June 30, 2025 and December 31, 2024, respectively, included in prepaid and other current assets. During the six months ended June 30, 2025, the Company satisfied performance obligations related to contract assets at December 31, 2024 and also recorded new contract assets primarily related to work in process for the equipment business.
Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to Crown Holdings	$181	$174	$374	$241
Weighted average shares outstanding:
Basic	115.3	119.6	116.0	119.6
Dilutive restricted stock	0.5	0.2	0.5	0.2
Diluted	115.8	119.8	116.5	119.8
Basic earnings per share	$1.57	$1.45	$3.22	$2.02
Diluted earnings per share	$1.56	$1.45	$3.21	$2.01

For the three and six months ended June 30, 2025 and 2024, 0.12 million and 0.24 million and 0.18 million and 0.38 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

Three Months Ended June 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,405	$—	$33	$18	$268
European Beverage	635	—	15	22	97
Asia Pacific	256	—	11	4	50
Transit Packaging	526	4	10	7	72
Total reportable segments	2,822	4	69	51	$487
Other	327	15	6	3
Corporate and unallocated items	—	—	1	2
Total	$3,149	$19	$76	$56

Crown Holdings, Inc.

Three Months Ended June 30, 2024
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,325	$—	$32	$38	$243
European Beverage	560	—	13	24	88
Asia Pacific	290	—	11	7	55
Transit Packaging	550	3	10	6	73
Total reportable segments	2,725	3	66	75	$459
Other	315	13	7	7
Corporate and unallocated items	—	—	1	2
Total	$3,040	$16	$74	$84

Six Months Ended June 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$2,725	$—	$64	$27	$504
European Beverage	1,147	—	29	38	164
Asia Pacific	535	—	22	4	97
Transit Packaging	1,008	8	21	15	132
Total reportable segments	5,415	8	136	84	$897
Other	621	32	13	3
Corporate and unallocated items	—	—	2	2
Total	$6,036	$40	$151	$89

Six Months Ended June 30, 2024
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$2,547	$—	$65	$68	$432
European Beverage	1,042	—	26	65	139
Asia Pacific	569	—	23	14	97
Transit Packaging	1,070	8	21	11	141
Total reportable segments	5,228	8	135	158	$809
Other	596	34	13	14
Corporate and unallocated items	—	—	1	6
Total	$5,824	$42	$149	$178

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

Intersegment sales primarily include equipment and parts used in the manufacturing process.

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Segment income of reportable segments	$487	$459	$897	$809
Segment income of other	35	14	64	22
Corporate and unallocated items	(46)	(36)	(87)	(86)
Restructuring and other, net	(47)	(17)	(45)	(40)
Amortization of intangibles	(38)	(41)	(73)	(81)
Loss from early extinguishments of debt	(1)	—	(1)	—
Other pension and postretirement	1	(13)	(4)	(24)
Interest expense	(103)	(112)	(202)	(225)
Interest income	14	16	27	36
Foreign exchange	(9)	(5)	(11)	(12)
Income from operations before taxes and equity in net earnings of affiliates	$293	$265	$565	$399

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2025 compared to 2024 and changes in financial condition and liquidity from December 31, 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil and Europe. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of approximately $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2019. Based on current market conditions, the Company expects to have the ability to meet expected demand growth with its current installed capital base and expects capital spending to be approximately $450 in 2025.

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

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and the British pound in the Company's

Crown Holdings, Inc.

European Beverage segment, and the Thai baht in the Company's Asia Pacific segment. The Company's Transit Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the euro, the Indian rupee, the Mexican peso and the Brazilian real.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$3,149	$3,040	$6,036	$5,824

Three months ended June 30, 2025 compared to 2024

Net sales increased primarily due to $120 from the pass-through of higher material costs, higher beverage and food can volumes in North America, as well as across the European Beverage segment and favorable foreign currency translation of $23, partially offset by lower volumes in Asia Pacific and the Transit Packaging segment.

Six months ended June 30, 2025 compared to 2024

Net sales increased primarily due to $214 from the pass-through of higher material costs, higher beverage can volumes in the Americas and European Beverage segments and higher North American food can volumes, partially offset by lower volumes in Asia Pacific and the Transit Packaging segment.

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

In May 2025, the Company announced it will add a new high-speed production line to its beverage can plant in Ponta Grossa, Brazil. The line is expected to commence commercial production in the third quarter of 2026.

Net sales and Segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$1,405	$1,325	$2,725	$2,547
Segment income	268	243	504	432

Three and six months ended June 30, 2025 compared to 2024

For the three and six months ended June 30, 2025 compared to 2024, Net sales increased primarily due to $83 and $154 from the pass-through of higher aluminum costs and higher volumes in both periods, partially offset by unfavorable foreign currency translation of $10 and $23.

Segment income increased primarily due to improved manufacturing performance and higher volumes.

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

Net sales and Segment income in the European Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$635	$560	$1,147	$1,042
Segment income	97	88	164	139

Three and six months ended June 30, 2025 compared to 2024

For the three and six months ended June 30, 2025 compared to 2024, Net sales increased primarily due to $28 and $50 from the pass-through of higher aluminum costs, higher volumes of 6% and 8% and favorable foreign currency translation of $19 and $11.

Segment income improved primarily due to higher volumes.

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

In June 2022, the Company's Yangon, Myanmar beverage can plant was temporarily idled due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company began production on a limited basis in 2023 and had net sales of $2 for the six months ended June 30, 2025. Property, plant and equipment in Myanmar as of June 30, 2025 was $48, including $23 of land and buildings and $25 of machinery and equipment. The Company will continue to monitor the economic conditions and the impact to its business in Myanmar, including any alternative uses for its machinery and equipment.

Net sales and Segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$256	$290	$535	$569
Segment income	50	55	97	97

Three and six months ended June 30, 2025 compared to 2024

For the three and six months ended June 30, 2025 compared to 2024, Net sales decreased primarily due to lower volumes, partially offset by the pass-through of higher aluminum costs of $14 and $25 and favorable foreign currency translation of $7 and $11.

Crown Holdings, Inc.

Segment income was comparable to 2024 with lower volumes partially offset by $6 and $8 improved manufacturing performance, including savings realized as part of prior year restructuring actions, for the three and six months ended June 30, 2025, respectively.

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

This segment may be subject to direct and indirect effects from tariffs which may slow consumer and industrial activity, the impact of which cannot be reasonably predicted. The Company will continue to monitor these conditions, including potential actions to mitigate their impact. This economic uncertainty could affect projected future financial performance and may require a quantitative goodwill impairment test in the future to determine if an impairment charge is necessary.
Net sales and Segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$526	$550	$1,008	$1,070
Segment income	72	73	132	141

Three and six months ended June 30, 2025 compared to 2024

For the three and six months ended June 30, 2025 compared to 2024, Net sales decreased primarily due to $22 and $38 of lower equipment volumes and the pass-through of lower material costs of $10 and $22, partially offset by higher steel and plastic strap volumes.

Segment income decreased primarily due to unfavorable product mix, driven by lower equipment volumes which have higher margins, partially offset by improved cost performance.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company added a pet food can line to its Dubuque, Iowa plant in 2024. During the second quarter of 2024, the Company closed its food can plant in La Villa, Mexico.

Net sales and Segment income in Other were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$327	$315	$621	$596
Segment income	35	14	64	22

Three and six months ended June 30, 2025 compared to 2024

For the three and six months ended June 30, 2025 compared to 2024, Net sales increased primarily due to higher food can volumes of 7% and 11% partially offset by $13 and $26 related to the closure of the food can plant in La Villa, Mexico.

Crown Holdings, Inc.

Segment income increased primarily due to higher food can volumes and improved manufacturing performance, including lower start-up costs. Additionally, the six months ended June 30, 2024, included a steel repricing loss of $8.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Corporate and unallocated expense	$(46)	$(36)	$(87)	$(86)

Corporate and unallocated expenses increased for the three and six months ended June 30, 2025 compared to 2024, primarily due to higher employee compensation, including stock compensation. Additionally, the six months ended June 30, 2024, included a charge of $8 for property insurance deductible related to a facility fire.

Restructuring and other, net

For the three and six months ended June 30, 2025, restructuring and other net charges of $47 and $45, primarily related to an asset impairment charge in China and end line rationalization in the Asia Pacific segment. The Company also recorded severance and other exit costs in the Transit Packaging segment.

The three and six months ended June 30, 2024, restructuring and other net charges of $17 and $40 primarily included business reorganization activities in the Company's European Beverage and Other segments.

The Company continues to review its costs structure and may record additional restructuring charges in the future.

Other pension and postretirement

For the three and six months ended June 30, 2025 compared to 2024, other pension and postretirement decreased from a charge of $13 to a benefit of $1 and a charge of $24 to a charge of $4, primarily due to the transfer of portions of the Company's U.S. and Canadian defined benefit pension liabilities through the purchase of group annuity insurance contracts using pension plan assets in the third quarter of 2024.

Interest expense and interest income

For the three and six months ended June 30, 2025 compared to 2024, interest expense decreased from $112 to $103 and $225 to $202. During the same periods interest income decreased from $16 to $14 and $36 to $27. The decrease in both interest expense and interest income was due to lower borrowings, cash balances and interest rates.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income before taxes and equity in net earnings of affiliates	$293	$265	$565	$399
Provision for income taxes	78	54	124	94
Effective income tax rate	26.6%	20.4%	21.9%	23.6%

The increase in the effective tax rate for the three months ended June 30, 2025 compared to 2024, was primarily due to a benefit of $16 taken in 2024 related to the release of a valuation allowance resulting from improved profitability in a European subsidiary. In addition, the Company recorded an income tax benefit of $22 in the first quarter of 2025 after an internal reorganization which resulted in the release of deferred tax liabilities related to the foreign currency impact

Crown Holdings, Inc.

of certain intercompany debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary.

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act ("OBBB"). OBBB amends U.S. tax law, including provisions related to bonus depreciation, interest expense limitation, research and development, global intangible low-taxed income, foreign derived intangible income and base erosion and anti-abuse tax. The Company is still evaluating the impact of the OBBB, however, does not currently believe it will have a material impact on its effective tax rate in the current year.

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

Net income attributable to noncontrolling interest

For the three and six months ended June 30, 2025 compared to 2024, net income attributable to noncontrolling interests increased from $33 to $35 and $59 and $69 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities increased from $343 for the six months ended June 30, 2024 to $463 for the six months ended June 30, 2025, primarily due to higher income from operations.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 34 days as of June 30, 2024 to 33 as of June 30, 2025.

Inventory turnover decreased from 60 days at June 30, 2024 to 57 days at June 30, 2025.

Days outstanding for trade payables increased from 87 days at June 30, 2024 to 92 days at June 30, 2025 primarily due to higher raw material costs and efforts to rebuild inventory in certain businesses.
Investing Activities

Cash used for investing activities decreased from $143 for the six months ended June 30, 2024 to $44 for the six months ended June 30, 2025, primarily due to lower capital expenditures.

The Company currently expects capital expenditures in 2025 to be approximately $450.

Financing Activities

Cash used for financing activities increased from $70 for the six months ended June 30, 2024 to $427 for the six months ended June 30, 2025 primarily due to the repayment of $875 4.75% senior notes in 2025, partially offset by the issuance of $700 5.875% senior notes in the second quarter of 2025 and $209 of common stock repurchases.
Liquidity

As of June 30, 2025, $798 of the Company's $936 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $266 was held by subsidiaries for which earnings are considered indefinitely reinvested.

Crown Holdings, Inc.

The Company's revolving credit agreements provide capacity of $1,650 and as of June 30, 2025, the Company had available capacity of $1,619. The Company could have borrowed this amount at June 30, 2025 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.5 to 1.0 at June 30, 2025 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $800 that expires in July 2027 and securitization facilities with program limits of $230 and $160 that expire in November 2025.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

Long-term debt payments due in the next twelve months include the Company's €500 million ($589 million at June 30, 2025) 2.875% senior notes due in February 2026. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

Capital Resources

As of June 30, 2025, the Company had approximately $127 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Cork Obligor Group

Six Months Ended
June 30, 2025
Net sales	$—
Gross Profit	—
Loss from operations	(12)
Net loss[1]	(22)
Net loss attributable to Crown Holdings[1]	(22)
(1) Includes $31 of expense related to intercompany interest with non-guarantor subsidiaries

	June 30, 2025	December 31, 2024
Current assets	$31	$47
Non-current assets	27	22
Current liabilities	56	68
Non-current liabilities[1]	6,906	6,647
(1) Includes payables of $6,232 and $5,905 due to non-guarantor subsidiaries as of June 30, 2025 and December 31, 2024

Crown Americas Obligor Group

Six Months Ended
June 30, 2025
Net sales[1]	$2,562
Gross profit[2]	450
Income from operations[2]	177
Net loss[3]	(56)
Net loss attributable to Crown Holdings[3]	(56)
(1) Includes $222 of sales to non-guarantor subsidiaries
(2) Includes $22 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $4 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

	June 30, 2025	December 31, 2024
Current assets[1]	$1,020	$1,056
Non-current assets[2]	3,674	3,756
Current liabilities[3]	1,258	1,158
Non-current liabilities[4]	5,780	6,136
(1) Includes receivables of $36 and $32 due from non-guarantor subsidiaries as of June 30, 2025 and December 31, 2024
(2) Includes receivables of $248 and $167 due from non-guarantor subsidiaries as of June 30, 2025 and December 31, 2024
(3) Includes payables of $16 and $20 due to non-guarantor subsidiaries as of June 30, 2025 and December 31, 2024
(4) Includes payables of $943 and $2,242 due to non-guarantor subsidiaries as of June 30, 2025 and December 31, 2024

Crown Holdings, Inc.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments

Crown Holdings, Inc.

is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2025, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2025, the Company had $1.8 billion principal floating interest rate debt and $1.4 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, 61,713 shares were surrendered to cover taxes on the vesting of restricted stock.

In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The Company has remaining Board authorization to repurchase $1,593 of the Company's common stock under the program as of June 30, 2025.

Crown Holdings, Inc.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the six months ended June 30, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;
Compensatory Arrangements of Certain Officers.

On July 24, 2025, Christy Kalaus, Vice President and Corporate Controller, informed the Company that she is resigning to pursue another opportunity. Her decision to resign was due to personal reasons and was not a result of any disagreement with the Company on any matter relating to the Company’s financial statements, internal control over financial reporting, operations, policies or practices. Ms. Kalaus’s last day of employment with the Company is expected to be on or about August 25, 2025.

Kevin C. Clothier, Senior Vice President and Chief Financial Officer of the Company, will become interim principal accounting officer, effective August 25, 2025. Mr. Clothier will continue to serve as the Company’s Senior Vice President and Chief Financial Officer, which position he has held since January 2022.

Rule 10b5-1 Trading Plans

On May 20, 2025, Timothy J. Donahue, President and Chief Executive Officer of the Company, entered into a new 10b5-1 plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended. The plan provides for the sale of up to 90,000 shares of the Company's common stock and expires on August 18, 2026 or upon the earlier completion of all authorized transactions under the plan. No other director or executive officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2025.

Item 6.    Exhibits

3.1(a)
Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189))

10.1	Separation and General Release Agreement, dated June 4, 2025, by and between Carlos Baila and Crown Holdings, Inc.

10.2	Executive Employment Agreement, effective July 1, 2025, by and between Crown Holdings, Inc. and John Rost

10.3	First Amendment to Executive Employment Agreement, effective as of July 1, 2025, by and between Crown Holdings, Inc. and Djalma Novaes, Jr.

10.4	Amendment No 1. to Senior Executive Retirement Agreement, effective as of July 1, 2025, by and between Crown Holdings, Inc. and Djalma Novaes, Jr.

10.5	Executive Employment Agreement, effective as of July 1, 2025, by and between Crown Holdings, Inc. and Gary Gavin.

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Crown Holdings, Inc.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Christy L. Kalaus
Christy L. Kalaus
Vice President and Corporate Controller

Date: July 29, 2025