Form 10-Q
period 2025-09-30
CROWN HOLDINGS, INC.
filed 2025-10-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

There were 115,347,894 shares of Common Stock outstanding as of October 29, 2025.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$3,202	$3,074	$9,238	$8,898
Cost of products sold, excluding depreciation and amortization	2,478	2,383	7,176	7,009
Depreciation and amortization	116	114	340	344
Selling and administrative expense	155	146	468	450
Restructuring and other, net	30	(13)	75	27
Income from operations	423	444	1,179	1,068
Loss from early extinguishments of debt	—	—	1	—
Other pension and postretirement	5	523	9	547
Interest expense	101	119	303	344
Interest income	(13)	(24)	(40)	(60)
Foreign exchange	8	3	19	15
Income (loss) before taxes and equity in net earnings of affiliates	322	(177)	887	222
Provision for income taxes	84	(39)	208	55
Equity in net earnings of affiliates	1	6	3	1
Net income (loss)	239	(132)	682	168
Net income attributable to noncontrolling interests	25	43	94	102
Net income (loss) attributable to Crown Holdings	$214	$(175)	$588	$66

Earnings (loss) per common share attributable to Crown Holdings:
Basic	$1.86	$(1.47)	$5.08	$0.55
Diluted	$1.85	$(1.47)	$5.06	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$239	$(132)	$682	$168

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	20	(58)	26	(188)
Pension and other postretirement benefits	2	397	6	417
Derivatives qualifying as hedges	6	(6)	4	3
Total other comprehensive income	28	333	36	232

Total comprehensive income	267	201	718	400
Net income attributable to noncontrolling interests	25	43	94	102
Translation adjustments attributable to noncontrolling interests	(1)	5	1	2
Comprehensive income attributable to Crown Holdings	$243	$153	$623	$296

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,172	$918
Receivables, net	1,738	1,656
Inventories	1,651	1,440
Prepaid expenses and other current assets	220	197
Total current assets	4,781	4,211

Goodwill	3,139	2,954
Intangible assets, net	994	1,044
Property, plant and equipment, net	5,032	4,927
Operating lease right-of-use assets, net	198	201
Other non-current assets	409	511
Total assets	$14,553	$13,848

Liabilities and equity
Current liabilities
Short-term debt	$142	$66
Current maturities of long-term debt	472	80
Current portion of operating lease liabilities	48	47
Accounts payable	2,568	2,425
Accrued liabilities	909	847
Total current liabilities	4,139	3,465

Long-term debt, excluding current maturities	5,775	6,058
Pension and postretirement liabilities	274	260
Non-current portion of operating lease liabilities	164	167
Other non-current liabilities	702	670
Commitments and contingent liabilities (Note J)

Noncontrolling interests	483	472
Crown Holdings shareholders’ equity	3,016	2,756
Total equity	3,499	3,228
Total liabilities and equity	$14,553	$13,848

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$682	$168
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	340	344
Restructuring and other, net	75	27
Pension and postretirement expense	24	564
Pension contributions	21	(122)
Stock-based compensation	37	32
Equity earnings, net of distributions	(1)	2
Working capital changes and other	(135)	(118)
Net cash provided by operating activities	1,043	897
Cash flows from investing activities
Capital expenditures	(181)	(254)
Net investment hedge	25	25
Proceeds from sale of property, plant and equipment	32	21
Other	3	—
Net cash used for investing activities	(121)	(208)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	—	3
Proceeds from short-term debt	304	156
Payments of short-term debt	(229)	(81)
Proceeds from long-term debt	700	675
Payments of long-term debt	(947)	(750)
Debt issuance costs	(10)	(10)
Dividends paid to noncontrolling interests	(84)	(45)
Dividends paid to shareholders	(90)	(90)
Common stock repurchased	(314)	(117)
Other	(10)	(1)
Net cash used for financing activities	(680)	(260)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20	4
Net change in cash, cash equivalents, and restricted cash	262	433
Cash, cash equivalents, and restricted cash at January 1	1,016	1,400
Cash, cash equivalents, and restricted cash at September 30	$1,278	$1,833

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2025	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228
Net income			193		193	34	227
Other comprehensive income				(35)	(35)		(35)
Dividends declared			(30)		(30)	(28)	(58)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		14			14		14
Common stock issued		1			1		1
Common stock repurchased	(11)	(14)	(180)		(205)		(205)
Balance at March 31, 2025	$584	$—	$3,607	$(1,497)	$2,694	$478	$3,172
Net income			181		181	35	216
Other comprehensive income				41	41	2	43
Dividends declared			(30)		(30)	(34)	(64)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased	$(1)	(6)			(7)		(7)
Balance at June 30, 2025	$584	$5	$3,758	$(1,456)	$2,891	$481	$3,372
Net income			214		214	25	239
Other comprehensive income				29	29	(1)	28
Dividends declared			$(30)		(30)	$(22)	(52)
Stock-based compensation		11			11		11
Common stock repurchased	$(5)	$(22)	$(78)		(105)		(105)
Purchase of noncontrolling interests		6			6		6
Balance at September 30, 2025	$579	$—	$3,864	$(1,427)	$3,016	$483	$3,499

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2024	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
Net income			67		67	26	93
Other comprehensive income				16	16	(3)	13
Dividends declared			(30)		(30)	(15)	(45)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased		(5)			(5)		(5)
Balance at March 31, 2024	$605	$23	$3,513	$(1,671)	$2,470	$462	$2,932
Net income			174		174	33	207
Other comprehensive income				(114)	(114)	—	(114)
Dividends declared			(30)		(30)	(25)	(55)
Stock-based compensation		8			8		8
Common stock issued		1			1		1
Common stock repurchased		(2)			(2)		(2)
Balance at June 30, 2024	$605	$30	$3,657	$(1,785)	$2,507	$470	$2,977
Net income (loss)			(175)		(175)	43	(132)
Other comprehensive income				328	328	5	333
Dividends declared			(30)		(30)	(5)	(35)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased	(7)	(41)	(62)		(110)		(110)
Balance at September 30, 2024	$599	$—	$3,390	$(1,457)	$2,532	$513	$3,045

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2025 and the results of its operations for the three and nine months ended September 30, 2025 and 2024 and of its cash flows for the nine months ended September 30, 2025 and 2024. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

C.     Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,172	$918
Restricted cash included in prepaid expenses and other current assets	106	98
Total cash, cash equivalents, and restricted cash	$1,278	$1,016

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

D.    Receivables

	September 30, 2025	December 31, 2024
Accounts receivable	$1,046	$1,060
Less: allowance for credit losses	(26)	(30)
Net trade receivables	1,020	1,030
Unbilled receivables	418	316
Miscellaneous receivables	300	310
	$1,738	$1,656

E.    Inventories

	September 30, 2025	December 31, 2024
Raw materials and supplies	$1,026	$965
Work in process	128	106
Finished goods	497	369
	$1,651	$1,440

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2025			December 31, 2024
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,414	$(853)	$561	$1,342	$(734)	$608
Trade names	556	(175)	381	522	(148)	374
Technology	163	(157)	6	153	(140)	13
Long term supply contracts	153	(109)	44	139	(92)	47
Patents	12	(10)	2	12	(10)	2
	$2,298	$(1,304)	$994	$2,168	$(1,124)	$1,044

Net income for the three and nine months ended September 30, 2025 and 2024 included amortization expense of $37 and $110 and $41 and $122.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $908 and $927 confirmed obligations outstanding under these supplier finance programs as of September 30, 2025 and December 31, 2024 included in Accounts Payable.

Crown Holdings, Inc.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Asset sales and impairments, net	$30	$(21)	$51	$(17)
Restructuring	—	8	16	43
Other costs	—	—	(3)	1
Asbestos	—	—	11	—
	$30	$(13)	$75	$27

For the three and nine months ended September 30, 2025, asset sales and impairments primarily included asset impairment charges related to plants in Myanmar and China and end line rationalization in the Asia Pacific segment. In addition, in the first quarter of 2025 the Company recognized a gain for a sale of a building in the Transit Packaging segment. For the nine months ended September 30, 2024, asset sales and impairments included a gain of $22 for the sale of food can equipment in Mexico.

For the nine months ended September 30, 2025 restructuring primarily included headcount reductions and other exit costs in the Transit Packaging segment. For the three and nine months ended September 30, 2024, restructuring primarily included headcount reductions and other exit costs in the Company's European Beverage and Other segments.

During the nine months ended September 30, 2025, the Company recorded an $11 asbestos reserve related to an unfavorable jury verdict in the state of California. See Note I for details.

During 2025, the Company made payments of $16 and had a restructuring accrual of $19 as of September 30, 2025, primarily related to previously announced restructuring actions and the items discussed above. The Company expects to pay these amounts over the next twelve months. The Company continues to review its costs structure and may record additional restructuring charges in the future.

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

In June 2025, Crown Cork was party to a verdict in a mesothelioma wrongful death case tried in the Superior Court of the State of California in Los Angeles. A jury found that the conduct of the United States Navy and a predecessor of
Crown Cork was a substantial factor in causing the plaintiff’s exposure. Crown Cork’s share of the compensatory damages was $4. The jury also awarded punitive damages against Crown Cork of $7. These amounts have been fully accrued as of September 30, 2025. The Company intends to appeal the judgment on various grounds. There can be no assurances regarding the outcome of the appeal.

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

During the nine months ended September 30, 2025, the Company paid $13 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	59,300
New claims	900
Settlements or dismissals	(400)
Ending claims	59,800

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2025.

As of September 30, 2025, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $183, including $106 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004 -2009. CBP initially assessed a penalty of $18. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties, which CBP does not dispute. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment by CBP. CBP has brought suit in the U.S. Court of International Trade seeking enforcement of the initial penalty against the Company. In September 2025, the parties executed a settlement agreement in which the Company continued to deny all claims and causes of action, and the suit was subsequently dismissed by the U.S. Court of International Trade.

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

Crown Holdings, Inc.

At September 30, 2025, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2025 mature between one and twenty-seven months.

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

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2025	2024	2025	2024
Foreign exchange	$—	$(3)	$1	$(2)
Commodities	8	(6)	7	(4)
	$8	$(9)	$8	$(6)

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2025	2024	2025	2024	Affected line items in the Statement of Operations
Commodities	$(5)	$(8)	$(1)	$(26)	Net sales
Commodities	6	2	6	11	Cost of products sold, excluding depreciation and amortization
Foreign exchange	2	—	2	—	Net sales
Foreign exchange	(1)	—	(2)	—	Cost of products sold, excluding depreciation and amortization
	2	(6)	5	(15)	Income before taxes and equity in net earnings of affiliates
	—	2	(1)	5	Provision for income taxes
	$2	$(4)	$4	$(10)	Net income

For the twelve-month period ending September 30, 2026, a net gain of $11 ($8, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the nine months ended September 30, 2025 and 2024 in connection with anticipated transactions that were considered probable of not occurring.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income		Pre-tax amounts of gain/(loss) recognized in income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges	2025	2024	2025	2024	Affected line item in the Statement of Operations
Foreign exchange	$1	$—	$—	$—	Net sales
Foreign exchange	—	—	1	—	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(10)	1	(52)	5	Foreign exchange
	$(9)	$1	$(51)	$5

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2025, the Company recorded gains of $4 ($3, net of tax) and losses of $137 ($104, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and nine months ended September 30, 2024, the Company recorded losses of $64 ($55, net of tax) and $11 ($11, net of tax). As of September 30, 2025 and December 31, 2024, cumulative losses of $4 ($28, net of tax) and gains of $133 ($131, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. The carrying amount of the hedging instrument was approximately €1,011 ($1,186) at September 30, 2025.

The Company also has cross-currency swaps with an aggregate notional value of $1,475 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2026 and 2030 and reduced interest expense by $8 and $22 for the three and nine months ended September 30, 2025 and $6 and $18 for the three and nine months ended September 30, 2024.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

Crown Holdings, Inc.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as net investment hedges	2025	2024	2025	2024
Foreign exchange	$8	$(21)	$(109)	$(9)

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September 30, 2025	December 31, 2024	Balance Sheet classification	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$7	$2	Accrued liabilities	$6	$4
Commodities contracts cash flow	Prepaid expenses and other current assets	14	10	Accrued liabilities	4	3
	Other non-current assets	2	—	Other non-current liabilities	—	—
Net investment hedge	Prepaid expenses and other current assets	—	—	Accrued liabilities	24	—
	Other non-current assets	—	86	Other non-current liabilities	35	—
		$23	$98		$69	$7
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$2	$4	Accrued liabilities	$26	$7
		$2	$4		$26	$7

Total derivatives		$25	$102		$95	$14

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2025
Derivative assets	$25	$9	$16
Derivative liabilities	95	9	86

Balance at December 31, 2024
Derivative assets	$102	$3	$99
Derivative liabilities	14	3	11

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 were:

	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Foreign exchange	$426	$380
Commodities	353	73
Derivatives designated as net investment hedges:
Foreign exchange	1,475	875
Derivatives not designated as hedges:
Foreign exchange	537	305

Crown Holdings, Inc.

L.    Debt

	September 30, 2025		December 31, 2024
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$142	$142	$66	$66

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,175	1,173	1,175	1,171
Euro due 2027[1]	586	586	538	538
Senior notes and debentures:
U.S. dollar at 4.25% due 2026	400	399	400	399
U.S. dollar at 4.75% due 2026	—	—	875	873
U.S. dollar at 7.375% due 2026	350	350	350	350
€500 at 2.875% due 2026	587	586	518	517
€500 at 5.00% due 2028	587	582	518	513
€500 at 4.75% due 2029	587	582	518	513
€600 at 4.50% due 2030	704	696	621	611
U.S. dollar at 5.25% due 2030	500	496	500	495
U.S. dollar at 5.875% due 2033	700	690	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	67	67	118	118
Total long-term debt	6,283	6,247	6,171	6,138
Less current maturities	(472)	(472)	(80)	(80)
Total long-term debt, less current maturities	$5,811	$5,775	$6,091	$6,058
(1) €500 and €520 at September 30, 2025 and December 31, 2024
In May 2025, the Company issued $700 principal amount of 5.875% senior unsecured notes due 2033 issued at par by its subsidiary Crown Americas LLC and used the proceeds, together with cash on hand, to redeem the $875 principal amount of 4.75% senior unsecured notes due February 2026. The Company paid $10 in issuance costs that will be amortized over the term of the notes.

In October 2025, the Company issued €500 principal amount of 3.75% senior unsecured notes due 2031 issued at par by its subsidiary Crown European Holdings S.A. and used the proceeds, together with cash on hand, to redeem the €500 principal amount of 2.875% senior unsecured notes due February 2026.

The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,500 at September 30, 2025 and $6,255 at December 31, 2024.

The U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00% at September 30, 2025 and at December 31, 2024.

Crown Holdings, Inc.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2025	2024	2025	2024
Service cost	$3	$4	$9	$11
Interest cost	4	10	12	36
Expected return on plan assets	(3)	(13)	(10)	(43)
Recognized net loss	3	8	9	30
Settlement and curtailments	—	469	—	469
Net periodic cost	$7	$478	$20	$503

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2025	2024	2025	2024
Service cost	$2	$2	$6	$6
Interest cost	3	4	9	13
Expected return on plan assets	(3)	(4)	(9)	(15)
Recognized net loss	—	—	—	3
Special termination benefits	—	—	—	2
Settlement and curtailments	—	48	(5)	48
Net periodic cost	$2	$50	$1	$57

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2025	2024	2025	2024
Interest cost	$1	$1	$3	$4
Net periodic cost	$1	$1	$3	$4

The components of net periodic cost other than the service cost component are included in Other pension and postretirement in the Consolidated Statement of Operations.

In the third quarter of 2024, the Company's Canadian and primary U.S. defined benefit pension plans entered into transactions to transfer a significant portion of their pension liabilities through the purchase of group annuity insurance contracts for the benefit of nearly all their respective retiree and deferred vested participants. The issuers of the group annuity insurance contracts fully guarantee and are solely responsible for paying each participant's future benefits in full. The Company used plan assets to settle $120 of Canadian Plan obligations and $740 of U.S. Plans obligations and recorded settlement charges of $48 and $469, respectively, for the Canadian and U.S. Plans.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Details about accumulated other comprehensive income components	2025	2024	2025	2024	Affected line items in the statement of operations
Actuarial losses	$3	$8	$9	$33	Other pension and postretirement
Settlement loss	—	517	—	517	Other pension and postretirement
	3	525	9	550	Income before taxes and equity in net earnings of affiliates
	—	(129)	(2)	(134)	Provision for income taxes
Total reclassified	$3	$396	$7	$416	Net income

During the nine months ended September 30, 2025, the Company received a $24 repayment, included within Pension contributions in the Consolidated Statements of Cash Flows, of the contribution the Company made in 2021 to settle the U.K. defined pension plan.

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027, with approximately $1,500 remaining on the program. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $314 of its shares during the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025 and 2024, the Company declared and paid cash dividends of $0.26 per share and $0.78 per share and $0.25 and $0.75 per share, respectively. Additionally, on October 23, 2025, the Company's Board of Directors declared a dividend of $0.26 per share payable on November 20, 2025 to shareholders of record as of November 6, 2025.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2024	$(664)	$(1,022)	$(1)	$(1,687)
Other comprehensive income / (loss) before reclassifications	1	(190)	(7)	(196)
Amounts reclassified from accumulated other comprehensive income	416	—	10	426
Other comprehensive income / (loss)	417	(190)	3	230
Balance at September 30, 2024	$(247)	$(1,212)	$2	$(1,457)

Balance at January 1, 2025	$(230)	$(1,236)	$4	$(1,462)
Other comprehensive income / (loss) before reclassifications	(1)	25	8	32
Amounts reclassified from accumulated other comprehensive income	7	—	(4)	3
Other comprehensive income / (loss)	6	25	4	35
Balance at September 30, 2025	$(224)	$(1,211)	$8	$(1,427)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue recognized over time	$1,830	$1,730	$5,288	$5,027
Revenue recognized at a point in time	1,372	1,344	3,950	3,871
Total revenue	$3,202	$3,074	$9,238	$8,898

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $12 and $9 as of September 30, 2025 and December 31, 2024, respectively, included in prepaid and other current assets. During the nine months ended September 30, 2025, the Company satisfied performance obligations related to contract assets at December 31, 2024 and also recorded new contract assets primarily related to work in process for the equipment business.
Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Crown Holdings	$214	$(175)	$588	$66
Weighted average shares outstanding:
Basic	115.2	119.3	115.7	119.5
Dilutive restricted stock	0.5	—	0.5	0.2
Diluted	115.7	119.3	116.2	119.7
Basic earnings (loss) per share	$1.86	$(1.47)	$5.08	$0.55
Diluted earnings (loss) per share	$1.85	$(1.47)	$5.06	$0.55

For the three and nine months ended September 30, 2025 and 2024, 0.11 million and 0.34 million and 0.57 million and 0.68 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

Crown Holdings, Inc.

Three Months Ended September 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,417	$—	$33	$29	$255
European Beverage	658	—	15	41	109
Asia Pacific	259	—	11	5	44
Transit Packaging	517	4	12	5	70
Total reportable segments	2,851	4	71	80	$478
Other	351	35	7	11
Corporate and unallocated items	—	—	1	1
Total	$3,202	$39	$79	$92

Three Months Ended September 30, 2024
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,368	$—	$32	$41	$280
European Beverage	573	—	15	15	86
Asia Pacific	284	—	11	4	50
Transit Packaging	526	3	10	6	70
Total reportable segments	2,751	3	68	66	$486
Other	323	14	5	9
Corporate and unallocated items	—	—	—	1
Total	$3,074	$17	$73	$76

Nine Months Ended September 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$4,142	$—	$97	$56	$759
European Beverage	1,805	—	44	79	273
Asia Pacific	794	—	33	9	141
Transit Packaging	1,525	12	33	20	202
Total reportable segments	8,266	12	207	164	$1,375
Other	972	67	20	14
Corporate and unallocated items	—	—	3	3
Total	$9,238	$79	$230	$181

Nine Months Ended September 30, 2024
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$3,915	$—	$97	$109	$712
European Beverage	1,615	—	41	80	225
Asia Pacific	853	—	34	18	147
Transit Packaging	1,596	11	31	17	211
Total reportable segments	7,979	11	203	224	$1,295
Other	919	48	18	23
Corporate and unallocated items	—	—	1	7
Total	$8,898	$59	$222	$254

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

Intersegment sales primarily include equipment and parts used in the manufacturing process.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Segment income of reportable segments	$478	$486	$1,375	$1,295
Segment income of other	51	27	115	49
Corporate and unallocated items	(39)	(41)	(126)	(127)
Restructuring and other, net	(30)	13	(75)	(27)
Amortization of intangibles	(37)	(41)	(110)	(122)
Loss from early extinguishments of debt	—	—	(1)	—
Other pension and postretirement	(5)	(523)	(9)	(547)
Interest expense	(101)	(119)	(303)	(344)
Interest income	13	24	40	60
Foreign exchange	(8)	(3)	(19)	(15)
Income (loss) from operations before taxes and equity in net earnings of affiliates	$322	$(177)	$887	$222

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2025 compared to 2024 and changes in financial condition and liquidity from December 31, 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil and Europe. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum and population and GDP growth in many markets. To meet such demand, the Company made long-term investments in excess of $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2019. Based on current market conditions, the Company expects to have the ability to meet expected demand growth with its current installed capital base and expects capital spending to be approximately $400 in 2025.

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a long-term net leverage ratio target of 2.5x adjusted EBITDA (a non-GAAP measure). The Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders in the future. On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027, with approximately $1,500 remaining on the program.

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

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$3,202	$3,074	$9,238	$8,898

Three months ended September 30, 2025 compared to 2024

Net sales increased primarily due to $104 from the pass-through of higher material costs, higher volumes in European Beverage and favorable foreign currency translation of $34, partially offset by lower volumes in Americas Beverage, Asia Pacific and Transit Packaging.

Nine months ended September 30, 2025 compared to 2024

Net sales increased primarily due to $318 from the pass-through of higher material costs, higher volumes in European Beverage and North America food can and favorable foreign currency translation of $26, partially offset by lower volumes in Asia Pacific and Transit Packaging.

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

In May 2025, the Company announced it will add a new high-speed production line to its beverage can plant in Ponta Grossa, Brazil. The line is expected to commence commercial production in late 2026.

Net sales and Segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,417	$1,368	$4,142	$3,915
Segment income	255	280	759	712

Three months ended September 30, 2025 compared to 2024

For the three months ended September 30, 2025 compared to 2024, Net sales increased primarily due to $98 from the pass-through of higher aluminum costs, partially offset by 5% lower volumes.

Segment income decreased primarily due to lower volumes.

Crown Holdings, Inc.

Nine months ended September 30, 2025 compared to 2024

For the nine months ended September 30, 2025 compared to 2024, Net sales increased primarily due to $252 from the pass-through of higher aluminum costs, partially offset by unfavorable foreign currency translation of $22.

Segment income increased primarily due to lower costs from continued operational improvements and improved customer mix.

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

Net sales and Segment income in the European Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$658	$573	$1,805	$1,615
Segment income	109	86	273	225

Three and nine months ended September 30, 2025 compared to 2024

For the three and nine months ended September 30, 2025 compared to 2024, Net sales increased primarily due to higher volumes of 12% and 9% and favorable foreign currency translation of $21 and $32. For the nine months ended September 30, 2025, Net sales was also positively impacted $38 from the pass-through of higher aluminum costs.

For the three and nine months ended September 30, 2025 compared to 2024, segment income improved primarily due to higher volumes.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically, growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In recent years, the Asia Pacific beverage can market has experienced some softness as the region struggles with the effects of higher inflation and interest rates.

The Company's Yangon, Myanmar beverage can plant was temporarily idled in 2022 due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. The Company has operated the plant on a limited basis since 2023 and had net sales of $2 for the nine months ended September 30, 2025. In the third quarter of 2025, the Company recorded an asset impairment charge of $30 due to economic conditions and the impact to the Company's business in Myanmar.

Net sales and Segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$259	$284	$794	$853
Segment income	44	50	141	147

Three and nine months ended September 30, 2025 compared to 2024

Crown Holdings, Inc.

For the three and nine months ended September 30, 2025 compared to 2024, Net sales decreased primarily due to lower volumes of 9% and 13%. For the nine months ended September 30, 2025, the decrease in Net sales was partially offset by $25 from the pass-through of higher aluminum costs.

For the three and nine months ended September 30, 2025 compared to 2024, segment income decreased primarily due to lower volumes partially offset by $3 and $11 of improved manufacturing performance, including savings realized as part of prior year restructuring actions.

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
Net sales and Segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$517	$526	$1,525	$1,596
Segment income	70	70	202	211

Three and nine months ended September 30, 2025 compared to 2024

For the three and nine months ended September 30, 2025 compared to 2024, Net sales decreased primarily due to $4 and $42 of lower equipment volumes and the pass-through of lower material costs of $8 and $30, partially offset by higher steel and plastic strap volumes.

For the three months ended September 30, 2025 compared to 2024, segment income was flat, as unfavorable product mix, driven by lower equipment volumes which have higher margins, was offset by improved cost performance of $7.

For the nine months ended September 30, 2025 compared to 2024, segment income decreased primarily due to unfavorable product mix, driven by lower equipment volumes, partially offset by improved cost performance of $16.

Other

Other includes the Company's food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K. The Company added a pet food can line to its Dubuque, Iowa plant in 2024. During the second quarter of 2024, the Company closed its food can plant in La Villa, Mexico.

Net sales and Segment income in Other were as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$351	$323	$972	$919
Segment income	51	27	115	49

Three months ended September 30, 2025 compared to 2024

For the three months ended September 30, 2025 compared to 2024, Net sales increased primarily due to $26 from the pass-through of higher tinplate costs.

For the three months ended September 30, 2025 compared to 2024, segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to lower costs from continued operational improvements and higher sales in the Company's beverage can equipment operations.

Nine months ended September 30, 2025 compared to 2024

For the nine months ended September 30, 2025 compared to 2024, Net sales increased primarily due to 7% higher North America food can volumes and $33 from the pass-through of higher tinplate costs.

For the nine months ended September 30, 2025 compared to 2024, segment income increased primarily due to increased profitability in the Company's North America food can, aerosol can and closures businesses due to $15 from higher volumes and improved customer mix, $9 lower costs from continued operational improvements and higher sales in the Company's beverage can equipment operations. Additionally, the nine months ended September 30, 2024, included a steel repricing loss of $8.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Corporate and unallocated expense	$(39)	$(41)	$(126)	$(127)

Corporate and unallocated expenses were relatively flat for the three and nine months ended September 30, 2025 compared to 2024, primarily due to lower insurance costs, partially offset by higher employee compensation costs, including stock compensation.

Restructuring and other, net

For the three and nine months ended September 30, 2025, restructuring and other net charges of $30 and $75, primarily related to asset impairment charges in Myanmar and China and end line rationalization in the Asia Pacific segment. For the nine months ended, the Company also recorded severance and other exit costs in the Transit Packaging segment.

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

Crown Holdings, Inc.

For the three and nine months ended September 30, 2024, Other pension and postretirement expense included settlement charges of $517 related to the transfer of portions of the Company's Canadian and primary U.S. defined benefit pension liabilities through the purchase of group annuity insurance contracts.

Interest expense and interest income

For the three and nine months ended September 30, 2025 compared to 2024, interest expense decreased from $119 to $101 and $344 to $303. During the same periods, interest income decreased from $24 to $13 and $60 to $40. The decrease in both interest expense and interest income was due to lower borrowings, cash balances, and interest rates.

The Company has cross-currency swaps with an aggregate notional value of $875 that mature in February 2026. These swaps reduced interest expense by $19 for the nine months ended September 30, 2025.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income / (loss) before taxes and equity in net earnings of affiliates	$322	$(177)	$887	$222
Provision for income taxes	84	(39)	208	55
Effective income tax rate	26.1%	22.0%	23.4%	24.8%

The increase in the effective tax rate for the three months ended September 30, 2025 compared to 2024, was primarily due to the tax benefit from the pension settlement charges taken during the third quarter of 2024.

The decrease in the effective tax rate for the nine months ended September 30, 2025 compared to 2024, was primarily due to an income tax benefit of $22 in the first quarter of 2025 after an internal reorganization which resulted in the release of deferred tax liabilities related to the foreign currency impact of certain intercompany debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary. During the nine months ended September 30, 2024 the Company recognized a $16 benefit related to the release of a valuation allowance resulting from improved profitability in a European subsidiary.

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act ("OBBB"). OBBB amends U.S. tax law, including provisions related to bonus depreciation, interest expense limitation, research and development, global intangible low-taxed income, foreign derived intangible income and base erosion and anti-abuse tax. The Company does not currently expect OBBB to have a material impact on its financial results, including its annual estimated effective tax rate.

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

Net income attributable to noncontrolling interest

For the three and nine months ended September 30, 2025 compared to 2024, net income attributable to noncontrolling interests decreased from $43 to $25 and $102 to $94 primarily due to lower earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities increased from $897 for the nine months ended September 30, 2024 to $1,043 for the nine months ended September 30, 2025, primarily due to higher income from operations and lower pension contributions.

Crown Holdings, Inc.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 29 days as of September 30, 2024 and September 30, 2025.

Inventory turnover decreased from 60 days at September 30, 2024 to 57 days at September 30, 2025.

Days outstanding for trade payables was 93 days at September 30, 2024 and September 30, 2025.
Investing Activities

Cash used for investing activities decreased from $208 for the nine months ended September 30, 2024 to $121 for the nine months ended September 30, 2025, primarily due to lower capital expenditures.

The Company currently expects capital expenditures in 2025 to be approximately $400.

Financing Activities

Cash used for financing activities increased from $260 for the nine months ended September 30, 2024 to $680 for the nine months ended September 30, 2025 primarily due to the repayment of $875 4.75% senior notes and $314 of common stock repurchases, partially offset by the issuance of $700 5.875% senior notes in 2025.

In 2024, the Company issued €600 principal amount of 4.50% senior unsecured notes due 2030 and used the proceeds to pay down the €600 principal amount of 2.625% senior unsecured notes due September 2024.
Liquidity

As of September 30, 2025, $935 of the Company's $1,172 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $446 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and as of September 30, 2025, the Company had available capacity of $1,621. The Company could have borrowed this amount at September 30, 2025 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.4 to 1.0 at September 30, 2025 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company

Crown Holdings, Inc.

will evaluate any such transactions in light of any required premiums and then existing market conditions and may or may not pursue such transactions.

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

In October 2025, the Company issued €500 principal amount of 3.75% senior unsecured notes due 2031 issued at par by its subsidiary Crown European Holdings S.A. and used the proceeds, together with cash on hand, to redeem the €500 principal amount of 2.875% senior unsecured notes due February 2026. Long-term debt payments due in the next twelve months include the Company's $400 4.25% senior notes due in September 2026. The Company expects to have sufficient liquidity to refinance the senior notes or repay them at maturity.

Capital Resources

As of September 30, 2025, the Company had approximately $158 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Cork Obligor Group

Nine Months Ended
September 30, 2025
Net sales	$—
Gross Profit	—
Loss from operations	(13)
Net loss[1]	(40)
Net loss attributable to Crown Holdings[1]	(40)
(1) Includes $47 of expense related to intercompany interest with non-guarantor subsidiaries

Crown Holdings, Inc.

	September 30, 2025	December 31, 2024
Current assets	$18	$47
Non-current assets	32	22
Current liabilities	72	68
Non-current liabilities[1]	7,019	6,647
(1) Includes payables of $6,341 and $5,905 due to non-guarantor subsidiaries as of September 30, 2025 and December 31, 2024

Crown Americas Obligor Group

Nine Months Ended
September 30, 2025
Net sales[1]	$3,933
Gross profit[2]	705
Income from operations[2]	307
Net income[3]	9
Net income attributable to Crown Holdings[3]	9
(1) Includes $333 of sales to non-guarantor subsidiaries
(2) Includes $33 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $4 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

	September 30, 2025	December 31, 2024
Current assets[1]	$1,149	$1,056
Non-current assets[2]	3,610	3,756
Current liabilities[3]	1,760	1,158
Non-current liabilities[4]	5,393	6,136
(1) Includes receivables of $45 and $32 due from non-guarantor subsidiaries as of September 30, 2025 and December 31, 2024
(2) Includes receivables of $197 and $167 due from non-guarantor subsidiaries as of September 30, 2025 and December 31, 2024
(3) Includes payables of $16 and $20 due to non-guarantor subsidiaries as of September 30, 2025 and December 31, 2024
(4) Includes payables of $947 and $2,242 due to non-guarantor subsidiaries as of September 30, 2025 and December 31, 2024

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

Crown Holdings, Inc.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2025, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2025, the Company had $1.9 billion principal floating interest rate debt and $1.5 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended September 30, 2025. The table excludes 309 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended September 30, 2025.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the program as of the end of the period (millions of dollars)
July	—	$—	—	$1,593
August	—	$—	—	$1,593
September	1,097,904	$95.60	1,097,904	$1,488
	1,097,904		1,097,904
(1) In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

Crown Holdings, Inc.

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

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Senior Vice President and Chief Financial Officer and Interim Chief Accounting Officer

Date: October 30, 2025