Form 10-K
period 2025-12-31
CROWN HOLDINGS, INC.
filed 2026-02-27
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2025

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No  ☒
As of June 30, 2025, 116,393,989 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $11,923,400,233 based on the New York Stock Exchange closing price for such shares on that date.
As of February 26, 2026, 113,225,669 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2026	Part III to the extent described therein

2025 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.
3

Crown Holdings, Inc.

PART I
ITEM 1. Business

Crown Holdings, Inc. (the "Company" or the "Registrant") (where the context requires, the "Company" shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company was founded in 1892 and is a leading global diversified packaging business that manufactures metal cans and ends (aluminum and steel) for the beverage, food, and aerosol industries and a wide range of transit packaging products and solutions from multiple substrates including steel, paper, and plastic. The Company’s transit packaging products include automation and equipment technologies, protective packaging solutions, and steel and plastic consumables which are sold into the metals, food and beverage, construction, agricultural, corrugated, and general industries.

At December 31, 2025, the Company operated 179 plants along with sales and service facilities throughout 39 countries and had approximately 23,000 employees. In 2025, consolidated net sales for the Company were $12.4 billion with 61% derived from operations outside the United States ("U.S.").

Approximately 73% of the Company’s consolidated net sales were derived from the Company’s global beverage can business. Over the last several years, the Company has deployed capital to expand production capacity in its global beverage can operations to support growing customer demand in both the alcoholic and non-alcoholic drink categories serving local, regional and global customers. The beverage can continues to disproportionately be the package of choice for new beverage product introductions. The Company continues to drive innovation by increasing its ability to offer multiple specialty can sizes, including slim and sleek cans, to help customers differentiate their products. It also continues to deliver new printing and decorating capabilities, as well as services that aid customers throughout the entire production cycle, from consultation and development to line implementation and quality assurance.

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

The Company continues to leverage the inherent eco-friendly benefits of its primary product, metal packaging, to advance toward its targets. Both aluminum and steel cans are infinitely recyclable. Aluminum beverage cans remain the world’s most recycled beverage packaging, exemplify sustainability and are a strong contributor to the circular economy. The Company is working in conjunction with industry partners to drive higher recycling rates and increase recycled content to ensure infinitely recycled metal packaging is available for generations of future use. Additionally, Transit Packaging uses recycled materials in its paper, cardboard, and strapping products.

REPORTABLE SEGMENTS

The Company’s business is generally organized by product line and geography. The reportable segments are: Americas Beverage, European Beverage, Asia Pacific, and Transit Packaging. Operations are managed regionally to best serve our customers.

AMERICAS BEVERAGE

The Americas Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia, and Mexico. Americas Beverage had net sales in 2025 of $5.6 billion and segment income (as defined under Note Z to the consolidated financial statements) of $1,030 million.

EUROPEAN BEVERAGE

The European Beverage segment manufactures infinitely recyclable aluminum beverage cans and ends in Europe, the Middle East, and North Africa. European Beverage had net sales in 2025 of $2.3 billion and segment income (as defined under Note Z to the consolidated financial statements) of $334 million.

Crown Holdings, Inc.

ASIA PACIFIC

The Asia Pacific segment manufactures infinitely recyclable beverage cans and ends, food cans, and specialty packaging in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand, and Vietnam. In February 2026, the Company sold the Myanmar beverage can plant. The sale is not expected to have a material impact on the Company’s results of operations or cash flows.

The Asia Pacific segment had net sales in 2025 of $1.1 billion and segment income (as defined under Note Z to the consolidated financial statements) of $183 million.

TRANSIT PACKAGING

The Company’s Transit Packaging segment includes the Company’s worldwide automation and equipment technologies, protective packaging solutions, and steel and plastic consumables. Automation and equipment technologies include manual, semi-automatic, and automatic equipment and tools, which are primarily used in end-of-line operations to apply and remove consumables such as strap and film. Protective solutions include standard and purpose designed products, such as airbags, edge protectors, and honeycomb products, among others that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Steel and plastic consumables include steel strap, plastic strap, industrial film and other related products that are used across a wide range of industries. The automation and equipment business along with our product offering allow the Company to offer a comprehensive solution to pack, wrap, strap, secure and store products all over the world.

The Transit Packaging segment had net sales in 2025 of $2.0 billion and segment income (as defined under Note Z to the consolidated financial statements) of $258 million.

OTHER

The Company’s other segments ("Other") include the Company’s North America tinplate businesses: food can, aerosol can, and closures, and beverage tooling and equipment operations in the U.S. and the United Kingdom ("U.K."). The Company manufactures a variety of food and aerosol cans and ends and closures in assorted shapes and sizes. The Company’s customers include manufacturers of food, including pet food, personal care, household, and industrial products.

Additional financial information concerning the Company’s reportable segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note Z to the consolidated financial statements.

SALES AND DISTRIBUTION

Global marketers qualify suppliers on the basis of their ability to provide quality service, innovation, and technologies in a cost-effective manner. With its global reach, the Company primarily markets and sells products to customers through its own sales and marketing staff. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the duration of existing contracts.

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

COMPETITION

Most of the Company’s packaging products for consumer goods are sold in highly competitive markets, primarily based on price, quality, service, and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Metal Packaging, Ball Corporation, Baosteel Packaging, Can-Pack S.A., Metal Container Corporation, Silgan Holdings Inc., Sonoco, and Trivium Packaging.

Crown Holdings, Inc.

Transit Packaging also faces substantial competition from many regional and local competitors of various sizes in the manufacture, distribution and sale of its products. Transit Packaging differentiates itself from the competition by leveraging its global scale, broad product portfolio and established brand reputation. Transit Packaging products compete, to some extent, with various other packaging materials, including other products made of paper, plastics, wood, and various types of metal.

CUSTOMERS

The Company’s largest beverage can customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world, including Anheuser-Busch InBev, Coca-Cola, Heineken, Keurig Dr Pepper, Molson Coors, Pepsi-Cola, and Refresco, among others. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola. Consolidation trends among beverage marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 48% of its 2025 consolidated net sales.

For the years ended December 31, 2025, 2024 and 2023, one customer accounted for approximately 12%, 12%, and 11%, respectively, of the Company’s consolidated net sales, and another customer accounted for approximately 11%, 12%, and 12%, respectively, of the Company's consolidated net sales. These customers are global beverage companies served by the Company’s beverage operations in the Americas, Europe, and Asia.

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

The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, shortages due to excessive demand, production disruption at suppliers (such as machine breakdowns and delays in start-up), force majeure events (such as fire or weather events), transportation issues, or government-imposed import restrictions. From time to time, some of the raw materials have been in short supply but, to date, these shortages have not had a significant impact on the Company’s operations.

In 2025, consumption of aluminum and steel represented 47% and 8%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations including tariffs, trade restrictions or retaliatory trade measures, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot and regional premium costs and steel contracts typically one year in duration with fixed prices or set repricing dates.

The Company generally attempts to mitigate its aluminum and steel price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk. The Company also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases, government-imposed tariffs, or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company were unable to purchase aluminum and steel for a significant period of time, its operations would be disrupted, and if the Company were unable to fully recover the higher cost of aluminum and steel, its financial results may be adversely affected.

As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including petroleum-based products, energy, and transportation costs. The Company attempts to increase prices on its products accordingly in order to recover these costs. Certain of the Company’s sales contracts contain non-metal

Crown Holdings, Inc.

pass-through provisions that include annual selling price adjustments based on a producer price index. In certain years the referenced index may be negative, requiring the Company to reduce its selling price while its actual costs may have increased.

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

In addition to mitigating risks around pricing, the Company maintains its commitment to upholding and evolving standards for ethics and compliance as it sources materials. Regular engagement with suppliers is ongoing to manage materials and the impact on environments and communities. The Company strives to ensure partners meet standards for responsible supply as noted in the formal Code of Business Conduct and Ethics. Through the Twentyby30 program, the Company has committed to sourcing standards that by 2030 or sooner require 100% of core raw materials and service suppliers, by spend, to be assessed and comply with Crown Responsible and Ethical Sourcing policies and requirements.

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

Across Twentyby30 program pillars, the Company works toward continuous improvement in product design and manufacturing practices to provide the best outcome for the environment, communities, employees, and consumers, both now and in the future.

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

The Company made the following efforts in 2025 to be a more proactive sustainability leader:

•The Company’s updated near-term and new net-zero targets have been officially validated by the Science Based Targets initiative ("SBTi"), formalizing the ambition to reach net-zero greenhouse gas emissions across the value chain by 2050.

•The Company commissioned additional water replenishment projects to replenish water used in high water stress regions, including Brazil, Greece and Mexico.

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

Crown Holdings, Inc.

Crown remains a leader in the Containers and Packaging industry as indicated by Sustainalytics, ISS, and MSCI ESG risk ratings. The Company continues to rank in line with or above average compared to peers in the industry with a low-risk rating from Sustainalytics, Prime status from ISS Corporate Rating, and another year ranked AA from MSCI. These assessments measure the Company’s ESG risk exposure, management, and transparency, with high scores signaling strong performance and future resilience.

As a result of its collective efforts, the Company has been honored as one of Forbes’ Net Zero Leaders for 2025, a recognition that reflects the commitment and hard work of the global team driving meaningful, consistent progress toward the Company’s sustainability goals.

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

HUMAN CAPITAL

At December 31, 2025, the Company had approximately 23,000 employees worldwide, with approximately 6,000 employed by the Americas Beverage segment, 4,000 employed by the European Beverage segment, 3,500 employed by the Asia Pacific segment, 7,000 employed by the Transit Packaging segment, and 2,500 employed by other business units.

A significant portion of the Company’s workforce is unionized. Collective bargaining agreements with varying terms and expiration dates cover approximately 10,500 employees. The Company did not experience any significant union-initiated work stoppages during the 2025 fiscal year and believes that its employee relations remain good. The Company does not expect that renegotiation of any collective bargaining agreements expiring in 2026 will have a material adverse effect on its consolidated results of operations, financial position, or cash flow.

The Company believes that its employees are essential to achieving its business objectives and growth strategy. Attracting, developing, and retaining a skilled and engaged workforce globally is crucial to the success of all business activities. To that end, the Company has cultivated a senior management team with extensive industry expertise and complementary skill sets and has consistently re‑invested in resources needed to effectively staff and efficiently support its operations. As for executive, corporate, and plant roles worldwide, the Company continues to hire talented professionals with material, design, and manufacturing expertise who can build and sustain strong customer relationships. To support retention, the Company aims to provide competitive, market-based compensation and offers professional development opportunities that both contribute to the Company’s success and help employees maximize their potential. The Company is committed to maintaining a positive and inclusive work environment that prioritizes employee safety, fosters belonging, and supports fulfilling career pathways.

The Company supports the well-being of its employees and their families through a variety of physical, mental, and health programs, as well as rigorous on-the-job safety initiatives. These programs differ by region but include Company-sponsored or subsidized medical insurance beyond government provisions, annual medical, cancer, and audiometry screenings, and voluntary health fairs. The Company also offers employee mental health assistance programs. The Company’s total safety culture provides the foundation for health and safety initiatives across the organization and empowers employees to proactively support their own safety and that of their colleagues, with a focus on reducing incidents, injuries, and near misses.

The Company recognizes that an inclusive work environment and long-term career opportunities are essential to sustaining business success. Through the "Working Together" pillar of its Twentyby30 program, the Company prioritizes employment engagement and growth opportunities across all roles. These programs include specialized training programs and wide exposure across the organization, support both employee development and new talent attraction as the Company grows. The Company values a workforce with diverse backgrounds, experiences, and perspectives and is committed to building a pipeline of talents. Recruitment programs currently include an accelerated manufacturing program, first focused on engineering skills, which provides assignments across various businesses and countries to encourage a flexible mindset and to develop a broad range of

Crown Holdings, Inc.

capabilities. This program provides an opportunity for diverse candidates to progress quickly into higher-level roles that match their interests, skills, and long-term goals. In addition, the Company also continues to advance gender and cultural diversity, including among leadership roles.

Looking ahead, the Company is committed to being recognized by current employees and prospective hires as a "great place to work," offering a workplace grounded in safety, fulfillment, and growth. Achieving this reputation requires that employees feel heard, supported, and valued. To ensure the Company evolves in the way it empowers employees, the Company has implemented a global employee engagement survey that gathers meaningful feedback and consistently drives the creation of local action plans that directly address improvement areas. The Company places a high importance on skills management and lifelong learning opportunities that benefit both the individual employee and the broader organization. The Company provides a variety of educational opportunities, including a mix of mandatory and voluntary trainings that occur in classrooms, online, and on the job. The Company also recognizes the importance of multifunctional teams and as such, management development includes international exposure and cross-divisional activity to promote common approaches and shared values. While talent development programs vary by region, offerings include leadership, lean manufacturing operations, and employee performance management trainings.

As part of updating its Human Rights policy based on the latest legal developments, the Company has developed a comprehensive Human Rights training program translated into the predominant local languages used within the organization. This program is designed to strengthen employees’ understanding, awareness, and commitment to human rights principles within the organization.

The Company maintains a written Code of Business Conduct and Ethics (the "Code") outlining policies related to anti-corruption, fair trade, protection of confidential information, and environmental, health, and safety matters. The Code also emphasizes the Company’s commitment to ensuring that all employees are treated with respect and dignity and can work in an environment free from all forms of unlawful employment discrimination. The Company’s compliance teams are responsible for implementing these policies. The Company’s compliance program allows employees to confidentially report suspected violations of Company policies, including anonymously when allowed by local law.

RESEARCH AND DEVELOPMENT

The Company’s global Research, Development & Engineering ("RD&E") Center for packaging products for consumer goods is located in Wantage, U.K. The Company utilizes its centralized corporate RD&E capabilities to advance and deliver technologies for the Company’s worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials and material-efficient container designs that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and supplier relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate customers’ products in the retail environment (for example, the creation of new packaging shapes, novel decoration methods, or the addition of digital content through unique codes) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company’s products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in manufacturing facilities. The corporate RD&E Center is also applying technical expertise to advance product design and manufacturing capabilities for the Company’s beverage equipment operations and its Transit Packaging segment, supplementing the group’s existing product developments.

The Company maintains a substantial portfolio of patents and other intellectual property ("IP") in the field of metal packaging systems. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as Interchangeable SuperEnd® beverage ends have been licensed in Australia, New Zealand, Saudi Arabia, China, Thailand, and Africa to provide customers with global access to Crown’s brand building innovations. In addition to package components, the Company maintains a legacy of innovation that features numerous industry-firsts, including launching new interactive inks, decorative and shaping techniques, new package sizes and styles and new canmaking technologies. Examples include the Company’s Accents™ variable printing technology, which facilitates up to 24 different beverage can designs in a single run, and its Quantum™ debossing technology, which implements unique textures on food cans that replace can wall beading with proprietary debossed patterns, such as hexagonal or oval arrays, to prevent counterfeiting and reduce material usage by up to 13%. The RD&E team has also expanded efforts to advance innovations through strategic partnerships with suppliers and through the use of Open Innovation to access new technologies. These efforts are aimed at enhancing the Company’s products for our customers by developing improved coatings with enhanced barriers, and new decoration technologies.

Crown Holdings, Inc.

Transit Packaging is also well known throughout its markets for its ability to drive product innovation and leadership in new technologies. Transit Packaging focuses on market driven innovation and has a long history of creating product and service solutions that solve problems and create value for its customers. Transit Packaging has grown its global patent portfolio to nearly 380 U.S. issued patents or pending patent applications and approximately 1,050 foreign issued patents or pending patent applications. The portfolio broadly covers approximately 365 customized technologies and spans diverse business platforms, as well as the different countries in which it operates.

The Company spent $33 million in 2025, $32 million in 2024, and $33 million in 2023 in its RD&E activities.

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

ITEM 1A. Risk Factors

In addition to factors discussed elsewhere in this Annual Report and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the following are some of the important factors that could materially and adversely affect the Company’s business, financial condition and results of operations.

Risks Relating to the Company’s Business and Industry

The Company’s profits will decline if the price of raw materials or energy rises and it cannot increase the price of its products, and the Company’s financial results could be adversely affected if the Company was not able to obtain sufficient quantities of raw materials.

The Company uses various raw materials, such as aluminum, steel, tin, and materials derived from crude oil and natural gas, such as polyethylene and polypropylene resin, and also water, natural gas, electricity, and other processed energy, in its manufacturing activities. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. In 2025, consumption of aluminum and steel represented 47% and 8% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company’s raw material supply contracts vary as to terms and duration, with aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs and steel contracts typically one year in duration with fixed prices. The availability of various raw materials and their prices depend on global and local supply and demand forces, governmental regulations and trade policies (including tariffs and duties), level of production, resource availability, transportation, and other factors, including disruptions caused by accident or

Crown Holdings, Inc.

natural disasters such as floods and earthquakes, and pandemics. The U.S. has signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on aluminum and steel as well as on imports from China and announced and subsequently paused implementation of tariffs from Canada and Mexico. In April 2025, the U.S. imposed additional tariffs on imports from a broad range of companies and materials. These additional tariffs, as well as potential retaliation by another government against such tariffs or policies could significantly affect the price of steel, aluminum, and other raw materials used by the Company, which may adversely affect the Company’s profits and financial results. The scope, timing, and duration of tariffs on imports and exports and any retaliatory measures on U.S. goods remain uncertain and could impact the Company’s business. On February 20, 2026, the Supreme Court of the United States ruled that many tariffs imposed by the current administration were unlawful. The scope, timing and practical effect of this decision including whether and how such tariffs may be modified, refunded, replaced or otherwise addressed through new measures and its impact on tariffs, duties and broader trade relations remain uncertain, and could be material to our business, results of operations and financial condition.

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

The prices of certain raw materials used by the Company, such as aluminum, steel, and energy, have historically been subject to volatility. The Company continues to manage the challenges of supply chain disruptions and fluctuating costs for raw materials and energy. While certain, but not all, of the Company’s contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. The Company also uses commodity forward contracts to manage its exposure to these raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments for the year-ended December 31, 2025 is discussed, as applicable in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

If the Company is unable to purchase aluminum, steel, resins or other raw materials for a significant period of time, the Company’s operations would be disrupted and any such disruption may adversely affect the Company’s financial results. If customers believe that the Company’s competitors have greater access to raw materials, perceived certainty of supply at the Company’s competitors may put the Company at a competitive disadvantage with respect to pricing and product volumes. The financial stability of the Company’s suppliers can also impact the continuity of the Company’s supply chain. The Company’s suppliers may face higher prices due to inflation or increased tariffs. If one or more of the Company’s suppliers encounter financial hardships, delivery setbacks, or other performance-related difficulties, the Company may be unable to fulfill its obligations to customers. Furthermore, if any of the raw materials critical to the Company’s manufacturing become unavailable to the Company’s suppliers, or are only accessible at significantly higher costs, including due to increased tariffs or trade restrictions, or are affected by quality problems or defects, the Company’s ability to deliver certain products on schedule or within budget could be compromised.

The Company’s principal markets may be subject to overcapacity and intense competition, which could reduce the Company’s net sales and net income.

Beverage and food cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among beverage and food can producers if capacity growth outpaced the growth in demand for beverage and food cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income. Competitive pricing pressures, overcapacity, the failure to develop new product designs and technologies for products, as well as other factors, such as consolidation among the Company’s competitors, could cause the Company to lose existing business or opportunities to generate new business and could result in decreased cash flow and net income.

Crown Holdings, Inc.

The Company is subject to competition from substitute products and decreases in demand for its products, which could result in lower profits and reduced cash flows.

The Company is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials and plastic. The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the beverage and food markets. Changes in preferences for products and packaging by consumers of beverage cans and prepackaged food cans significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers, or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low worldwide demand for its products or in situations where industry expansion creates excess capacity, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins and can have an adverse effect on the Company’s business.

The Company’s business results depend on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

The Company’s ability to develop new product offerings for a diverse group of global customers with differing preferences, while maintaining functionality and spurring innovation, is critical to its success. This requires a thorough understanding of the Company’s existing and potential customers on a global basis, particularly in developing markets and areas, such as the Middle East, South America, Eastern Europe, and Asia. Failure to deliver quality products that meet customer needs ahead of competitors could have a significant adverse effect on the Company’s business.

Loss of third-party transportation providers upon whom the Company depends or increases in fuel prices could increase the Company’s costs or cause a disruption in the Company’s operations.

The Company depends generally upon third-party transportation providers for delivery of products to customers. Strikes, slowdowns, transportation disruptions, or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in the availability of vessels or increases in fuel prices, could increase the Company’s costs and disrupt the Company’s operations and its ability to service customers on a timely basis or cost-effective basis.

The Company’s business is seasonal and weather conditions could reduce the Company’s net sales.

The Company manufactures metal and glass packaging primarily for the beverage and food can market. Its sales can be affected by weather conditions. Due principally to the seasonal nature of the soft drink, brewing, iced tea, and other beverage industries, in which demand is stronger during the summer months, sales of the Company’s products are expected to vary by quarter and by region. Unseasonably cool weather can reduce consumer demand for certain beverages packaged in the Company’s containers. In addition, poor weather conditions that reduce crop yields of packaged foods can decrease customer demand for its food containers.

The Company has a significant amount of goodwill that, if impaired in the future, would result in lower reported net income and a reduction of its net worth.

Impairment of the Company’s goodwill would require a write down of goodwill, which would reduce the Company’s net income in the period of any such write down. At December 31, 2025, the carrying value of the Company’s goodwill was $3.2 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

A significant portion of the Company’s workforce is unionized and labor disruptions could increase the Company’s costs and prevent the Company from supplying its customers.

A significant portion of the Company’s workforce is unionized, and a prolonged work stoppage or strike at any facility with unionized employees could increase costs and prevent the Company from supplying its customers. In addition, upon the

Crown Holdings, Inc.

expiration of existing collective bargaining agreements, the Company may not reach new agreements without union or works council action in certain jurisdictions, and any such new agreements may not be on terms satisfactory to the Company. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. Moreover, additional groups of currently non-unionized employees may seek union or works council representation in the future.

Failure by the Company’s joint venture partners to observe their obligations could adversely affect the business and operations of the joint ventures and, in turn, the business and operations of the Company.

A portion of the Company’s operations, including certain beverage can operations in Asia, the Middle East, and South America, is conducted through joint ventures. The Company participates in these ventures with third parties. In the event that the Company’s joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

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

Risks Relating to the Company’s International Operations

The Company’s international operations, which generated approximately 61% of its consolidated net sales in 2025, are subject to various risks that may lead to decreases in its financial results, particularly in the case of the Company’s operations in emerging markets.

The Company is an international company, and the risks associated with operating in non-U.S. jurisdictions, and with operating and seeking to expand business in a number of different regions and countries generally, expose the Company to potentially conflicting cultural practices, business practices and legal and regulatory requirements and may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 61% of its consolidated net sales in the year ended 2025 and 63% of its consolidated net sales in the years ended 2024 and 2023. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, Eastern Europe, and Asia, that may pose political and economic volatility and instability, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company’s other markets. The Company’s expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Further, if a downturn in economic conditions ultimately leads to a significant devaluation of a foreign currency such as the euro, the value of any financial assets that are denominated in that currency may be reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company’s overall business, prospects, operating results, financial condition, and cash flows.

Crown Holdings, Inc.

Emerging markets are a focus of the Company’s international growth strategy, and the Company’s success in developing market share and operating profitably in these markets is critical to the Company’s growth. The developing nature of these markets and the nature of the Company’s international operations generally are subject to various risks, including:

•foreign governments’ restrictive trade policies;
•conflicting regulation (including with respect to product labelling, privacy, data protection and advanced technologies) and policy changes by foreign agencies or governments;
•duties, taxes, or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;
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
•geographic, language, and cultural differences between personnel in different areas of the world;
•high social benefit costs for labor, including costs associated with restructurings;
•civil unrest or political, social, legal, and economic instability;
•product boycotts, including with respect to the products of the Company’s multi-national customers;
•customer, supplier, and investor concerns regarding operations in areas such as the Middle East;
•taking of property by nationalization or expropriation without fair compensation;
•imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;
•hyperinflation and currency devaluation in any country where such currency devaluation could affect the amount of cash generated by operations in that country and thereby affect the Company’s ability to satisfy its obligations;
•geographical concentration of the Company’s factories and operations and regional shifts in its customer base;
•war (such as the ongoing military conflict between Russia and Ukraine, the Israel - Hamas conflict, other hostilities in the Middle-East, the Thailand - Cambodia border conflict, and potential conflicts in Venezuela), civil disturbance (such as cartel-related violence in Mexico), global or regional catastrophic events, natural disasters, and acts of terrorism;
•epidemics, pandemics, and other disease outbreaks and health crises;
•the complexity of managing global operations; and
•compliance with applicable anti-corruption, anti-bribery laws and anti-money laundering laws and sanctions; and continuing legal, political, and economic uncertainty.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The Company’s international operations generated

Crown Holdings, Inc.

approximately 61% of its consolidated net sales in the year ended 2025 and 63% of its consolidated net sales in the years ended 2024 and 2023. In certain countries, government capital and currency controls restrict the Company’s ability to access U.S. dollars and remit earnings from the Company’s operations in those countries, leaving the Company exposed to long-term currency fluctuations. Worldwide foreign currency exposures impact the Company’s cash flows and financial results. Based on anticipated and committed foreign currency cash inflows and outflows, significant strengthening or weakening of the U.S. dollar relative to other currencies could materially impact the Company’s expected net cash flows. Volatility in exchange rates may increase the costs of the Company’s products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, increase its hedging costs, and limit its ability to hedge exchange rate exposure. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and "Quantitative and Qualitative Disclosure about Market Risk" in this Annual Report.

For the year ended 2025, the Company was primarily impacted by changes in the Mexican peso, the euro, and the Thai baht. For the year-ended December 31, 2025, a 10% movement in the average foreign exchange rates used to translate income and expense items during the year would have decreased net income by approximately $20 million.
Risks Relating to the Company’s Indebtedness and Liquidity

The indebtedness of the Company could prevent it from fulfilling its obligations under its debt agreements.

The Company has outstanding indebtedness. As a result of the Company’s indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2025, the Company and its subsidiaries had approximately $6 billion of indebtedness, excluding unamortized discounts and debt issuance costs.

The Company’s current sources of liquidity include a securitization facility with a program limit up to a maximum of $800 million that expires in July 2027 and securitization facilities with program limits of $230 million and $180 million that expire in November 2027. Additional sources of the Company’s liquidity include borrowings under its $1,650 million revolving credit facilities that mature in August 2027.

The Company’s indebtedness includes its $400 million 4.25% senior notes due in September 2026; its €500 million ($587 million at December 31, 2025) 5.00% senior notes due in May 2028; its €500 million ($587 million at December 31, 2025) 4.75% senior notes due in March 2029; its €600 million ($705 million at December 31, 2025) 4.50% senior notes due in January 2030; its $500 million 5.25% senior notes due in April 2030; its €500 million ($587 million at December 31, 2025) 3.75% senior notes due in September 2031; its $700 million 5.875% senior notes due June 2033; its $40 million 7.50% senior notes due in December 2096; and its $54 million of other indebtedness in various currencies due at various dates through 2027. In addition, the Company’s term loan facilities mature as follows: $32 million in 2026 and $1,730 million in 2027.

The indebtedness of the Company could:
•increase the Company’s vulnerability to general adverse economic and industry conditions, including rising interest rates;
•restrict the Company from making strategic acquisitions or exploiting business opportunities, including any planned expansion in emerging markets;
•limit the Company’s ability to make capital expenditures both domestically and internationally in order to grow the Company’s business or maintain manufacturing plants in good working order and repair;
•limit, along with the financial and other restrictive covenants under the Company’s debt agreements, the Company’s ability to obtain additional financing, dispose of assets, or pay cash dividends;

Crown Holdings, Inc.

•require the Company to dedicate a substantial portion of its cash flow from operations to service its indebtedness, thereby reducing the availability of its cash flow to fund future working capital, capital expenditures, research and development expenditures, and other general corporate requirements;
•require the Company to sell assets used in its business;
•limit the Company’s ability to refinance its existing indebtedness, particularly during periods of adverse credit market conditions when refinancing indebtedness may not be available under interest rates and other terms acceptable to the Company or at all;
•increase the Company’s cost of borrowing;
•limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and
•place the Company at a competitive disadvantage compared to its competitors that have less debt.

If its financial condition, operating results, and liquidity deteriorate, the Company’s creditors may restrict its ability to obtain future financing and its suppliers could require prepayment or cash on delivery rather than extend credit, which could further diminish the Company’s ability to generate cash flows from operations sufficient to service its debt obligations. In addition, the Company’s ability to make payments on and refinance its debt and to fund its operations will depend on the Company’s ability to generate cash in the future.

Some of the Company’s indebtedness is subject to floating interest rates, which would result in the Company’s interest expense increasing if interest rates rise.

As of December 31, 2025, approximately $1.8 billion of the Company’s $6 billion of total indebtedness and $1.3 billion of securitization and factoring programs were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. While the U.S. Federal Reserve issued three interest rate cuts in 2025, interest rates in certain key markets remained elevated. The Company’s annual interest expense was $398 million, $452 million, and $436 million for 2025, 2024, and 2023, respectively. Based on the amount of variable rate debt outstanding and securitization and factoring at December 31, 2025, a 0.25% increase in variable interest rates would increase its annual interest expense by approximately $8 million before tax. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 0.25% increase in these floating interest rates could be more than $8 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2025. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

Restrictive covenants in the debt agreements governing the Company’s current or future indebtedness could restrict the Company’s operating flexibility.

The indentures and agreements governing the Company’s senior secured credit facilities and outstanding notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company’s ability to operate its business and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company’s senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company’s senior secured credit facilities and certain of its outstanding notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

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

Crown Holdings, Inc.

•enter into agreements restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of its subsidiaries;
•sell or acquire assets, enter into leaseback transactions and merge or consolidate with or into other companies; and
•engage in transactions with affiliates.

In addition, the indentures and agreements governing the Company’s senior secured credit facilities and certain of its outstanding notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, joint ventures, asset sales, sale and leaseback transactions, and the pledging of assets.

The breach of any of these covenants by the Company or the failure by the Company to maintain any of these ratios or meet any of these conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company’s other outstanding debt and could lead to an acceleration of obligations related to the Company’s senior secured credit facilities, outstanding notes and other outstanding debt. The ability of the Company to comply with these covenants and the covenants in agreements it may enter into in the future can be affected by events beyond its control and, therefore, it may be unable to satisfy its obligations under its debt agreements.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company’s senior secured credit facilities and indentures governing certain of its outstanding notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions, and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The Company may also consider investments in joint ventures or acquisitions or increased capital expenditures, which may increase the Company’s indebtedness. Moreover, although the Company’s senior secured credit facilities and indentures governing certain of its outstanding notes contain restrictions on the Company’s ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company’s common stock, the Company is able to make such restricted payments under certain circumstances which may increase indebtedness. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

The Company’s senior secured credit facilities provide that certain change of control events constitute an event of default. In the event of a change of control, the Company may not be able to satisfy all of its obligations under the senior secured credit facilities or other indebtedness.

The Company may not have sufficient assets or be able to obtain sufficient third-party financing on favorable terms to satisfy all of its obligations under the Company’s senior secured credit facilities or other indebtedness in the event of a change of control. The Company’s senior secured credit facilities provide that certain change of control events constitute an event of default under the senior secured credit facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the senior secured credit facilities to become due and payable and to proceed against the collateral securing the senior secured credit facilities. Any event of default or acceleration of the senior secured credit facilities will likely also cause a default under the terms of other indebtedness of the Company. In addition, the indentures governing certain of the Company’s outstanding notes require that the Company offer to repurchase the notes at an offer price of 101% of principal upon certain change of control repurchase events.

The Company is subject to certain restrictions that may limit its ability to make payments on its debt out of the cash reserves shown on the Company’s consolidated financial statements.

The ability of the Company’s subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. In addition, the equity interests of the Company’s joint venture partners or other shareholders in the Company’s non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access a portion of its cash flow to service the Company’s debt.

The Company has pension plan obligations worldwide and unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

Crown Holdings, Inc.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.S. and Canada. In 2025, 2024, and 2023, the Company contributed $13 million, $122 million, and $19 million, respectively, to its pension plans. Pension expense was $27 million and is expected to be $33 million in 2026, using foreign currency exchange rates in effect at December 31, 2025. A 0.50% change in the 2026 expected rate of return assumptions would change 2026 pension expense by approximately $2 million. A 0.50% change in the discount rates assumptions as of December 31, 2025 would change 2026 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company’s cash available to pay its outstanding obligations and its net income and increase the Company’s outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $28 million in 2026, $19 million in 2027, $65 million in 2028, $48 million in 2029, and $40 million in 2030. Future changes in the factors used to determine pension contributions, including investment performance of plan assets, could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures, or other purposes.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements and could have a negative impact on the Company’s results of operations and profitability. See Note S to the Company’s audited consolidated financial statements in this Annual Report. As long as the Company continues to maintain its various pension plans, the Company will continue to incur additional pension obligations. The Company’s pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company’s assumptions or discount rates decline, the underfunding of the pension plans may increase and the Company may have to contribute additional funds to the pension plans, and the Company’s pension expense may increase. In addition, certain of the Company’s pension and postretirement plans are unfunded.

The Company’s U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the Company’s outstanding notes. In addition, as of December 31, 2025, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $103 million, based on assumptions set forth under Note S to the Company’s audited consolidated financial statements in this Annual Report.

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

Crown Holdings, Inc.

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

As of December 31, 2025, Crown Cork’s accrual for pending and future asbestos-related claims and related legal costs was $177 million, including $125 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note P to the Company’s audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2025, Crown Cork received approximately 1,300 new claims, settled or dismissed approximately 700 claims, and had approximately 59,900 claims outstanding at the end of the period. Of the Company’s outstanding claims, approximately 18,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 41,900 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,300 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation, and 21,600 were filed in other states. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states where the Company’s liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company’s business arising from these defenses will not increase materially.

Crown Cork made cash payments of $19 million, $15 million, and $17 million in 2025, 2024, and 2023, respectively, to settle asbestos claims and pay related legal and defense costs. These payments and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments including defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and impair its

Crown Holdings, Inc.

ability to satisfy its obligations. Further information regarding Crown’s Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies and Estimates” and under Note P to the Company’s audited consolidated financial statements included in this Annual Report.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to operating permits, treatment, storage and disposal of waste, the use of chemicals in the Company’s products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. The EU and Canada have banned the use of bisphenol-A in baby bottles, and the U.S. Environmental Protection Agency ("EPA") has considered adding bisphenol-A, which it has described as a potential reproductive, developmental, and systemic toxicant, to the chemical concern list and using its Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Certain other nations, including Denmark, Belgium, the Netherlands, Canada, and France, have implemented or considered implementing legislation restricting the use of bisphenol-A, including imposing product labeling requirements or restrictions on the importation and placement in the market of packaging and utensils containing bisphenol-A, and the European Food Safety Authority has recommended that the tolerable daily intake of bisphenol-A be lowered. Domestic and international, federal, state, municipal or other regulatory authorities could further restrict or prohibit the use of bisphenol-A in the future. In addition, public reports, litigation, and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

The Company may incur significant costs and experience operational disruptions as a result of increases in the frequency, severity or duration of severe weather events caused by climate change (including thunderstorms, hurricanes, blizzards, wildfires, flooding, typhoons, and tornados), and may incur additional costs to prepare for, respond to and mitigate the effects of climate change. Furthermore, in the event that severe weather events, temperature shifts, or coastline changes resulting from climate change adversely impact crop yields for fruits and vegetables, our customers’ demand for our products may be reduced due to customers’ inability to make products that require packaging in the first instance. The Company is not able to accurately predict the materiality of any potential losses or costs associated with the effects of climate change. The impact of climate change may also vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water.

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

Public health and government officials have become increasingly concerned about the health consequences associated with over-consumption of certain types of beverages, such as sugar-sweetened beverages and including those sold by certain of the Company’s significant customers. Possible new federal, state, or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company’s customers, which could in turn affect demand of the Company’s customers for the Company’s products. For example, taxes on certain sugar-sweetened beverages and/or energy drinks have been enacted in France, the U.K., Poland, Portugal, Hungary, India, and Saudi Arabia. Some state and local governments are also considering similar taxes, and several U.S. cities, including in California, Pennsylvania, and Colorado, have enacted taxes on certain sugar-sweetened beverages. The imposition of such taxes may decrease the demand for certain soft drinks and beverages that the Company’s customers produce, which may cause the Company’s customers to respond by decreasing their purchases from the Company. Consumer tax legislation and future attempts to tax sugar-sweetened or energy drinks by other jurisdictions could reduce the demand for the Company’s products and materially adversely affect the Company’s business and financial results.

On July 4, 2025, the President of the United States signed and enacted tax legislation into law through a reconciliation bill titled 'An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,' commonly referred to as the "One Big Beautiful Bill Act" (the "OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to review the OBBBA tax provisions to assess impacts to the Company’s consolidated financial statements, effective tax rate, and cash tax obligations. The ultimate impact of this legislation on the Company’s financial results remains uncertain and could be material.

Demand for the Company’s products could be affected by changes in laws and regulations applicable to food and beverages and changes in consumer preferences.

The Company manufactures and sells metal and glass packaging primarily for the beverage and food can market. As a result, many of the Company’s products come into direct contact with beverages and food. Accordingly, the Company’s products must comply with various laws and regulations for beverages and food applicable to its customers. Changes in such laws and regulations, such as the sugary-drink taxes discussed above, could negatively impact customers’ demand for the Company’s products as they comply with such changes and/or require the Company to make changes to its products. Such changes to the Company’s products could include modifications to the coatings and compounds that the Company uses, possibly resulting in the incurrence of additional costs. Additionally, because many of the Company’s products are used to package consumer goods, the Company is subject to a variety of risks that could influence consumer behavior and negatively impact demand for the Company’s products, including changes in consumer preferences driven by various health-related concerns and perceptions.

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

Crown Holdings, Inc.

product purchased or the elimination of a price differential between the acquiring customer and the company acquired. Increased pricing pressures from the Company’s customers may reduce the Company’s net sales and net income. In addition, customer concentration could expose the Company to increased credit risk if large customers were unable to fulfill their payment obligations to the Company.

The majority of the Company’s sales are to companies that have leading market positions in the sale of beverages, packaged food and household products to consumers. The loss of any major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss. In addition, the Company’s relationship with several of its customers, particularly in Transit Packaging, is noncontractual, and as a result its customers may unilaterally reduce their purchases of its products.

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

To manage the Company’s anticipated future growth effectively, the Company must continue to enhance its manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain its existing managerial, operational, financial, and other resources. The Company’s growth requires significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements of existing products or reduction of the Company’s outstanding indebtedness. If the Company’s management is unable to effectively manage the Company’s growth, its expenses may increase more than expected, its revenue could grow more slowly than expected and it may not be able to achieve its research and development and production goals, any of which could have a material effect on its business, operating results or financial condition.

Acquisitions, dispositions or investments that the Company is considering, has pursued or may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company has completed and may consider acquisitions and investments that complement its existing business or dispositions of portions of its existing business. The actual or potential acquisitions, dispositions and investments, such as the Company’s divestiture of its European Tinplate business in August 2021, involve or may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company’s senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses and the diversion of management’s attention that could have a material effect on the Company’s financial condition and operating results.

In particular, if the Company incurs additional debt in order to finance an acquisition, the Company’s liquidity and financial stability could be impaired as a result of using a significant portion of available cash or borrowing capacity. Moreover, the Company may face an increase in interest expense or financial leverage if additional debt is incurred to finance an acquisition, which may, among other things, adversely affect the Company’s various financial ratios and the Company’s compliance with the conditions of its existing indebtedness. In addition, such additional indebtedness may be incurred under the Company’s senior secured credit facilities or otherwise secured by liens on the Company’s assets.

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
•disruptions to the Company’s ongoing business;

Crown Holdings, Inc.

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

The Company’s business increasingly relies on the successful and uninterrupted functioning of its information technology systems to process, transmit, and store electronic information. A significant portion of the communication between the Company’s personnel around the world, customers, and suppliers depends on information technology. As with all large systems, the Company’s information technology systems may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. In addition, cybersecurity related risks including security breaches and cyber-attacks such as computer viruses, denial-of-service attacks, malicious code (including ransomware), social-engineering attacks (including phishing attacks), or other information security breaches could result in unauthorized disclosure or misappropriation of the Company’s confidential information. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of new technologies like artificial intelligence, machine learning, and quantum computing.

Given the increasing complexity and sophistication of techniques used by bad actors to obtain unauthorized access to or disable information technology systems, and the fact that cyber-attacks are being made by groups and individuals with a wide range of expertise and motives, it is increasingly difficult to anticipate and defend against cyber-attacks.

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company’s business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual or physical property through security breach, and reputational harm, as well as potential litigation, civil liability and fines under various laws and regulatory regimes of jurisdictions in which the Company does business. While the Company has security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, the Company’s information technology systems could nevertheless be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes (including for purposes of ransom demands or other forms of blackmail), particularly if the Company’s information security training and compliance programs prove to be inadequate. In addition, if the Company’s information technology systems suffer severe damage, disruption, or

Crown Holdings, Inc.

shutdown and the Company’s business continuity plans do not effectively resolve the issues in a timely manner, the Company may lose customers and suppliers and revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from its customers, and could experience delays in reporting its financial results, including with respect to the Company’s operations in emerging markets. Furthermore, if the Company is unable to prevent security breaches, it may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its customers or suppliers, and it may suffer indirect economic loss if its existing insurance policies and coverage related to information security risks prove to be insufficient. Failure or disruption of the Company’s information technology systems, or the back-up systems, for any reason could disrupt the Company’s operations and negatively impact the Company’s cash flows or financial condition.

The Company’s reliance on third-party cloud infrastructure and its use of artificial intelligence technologies create operational, security, and compliance risks.

The Company’s reliance on cloud-based systems owned by third parties creates particular risks. Because the Company does not control the underlying infrastructure, the Company depends on the security and reliability of third-party providers, and any outage, misconfiguration, or loss of data could compromise the integrity of the Company’s and the Company’s customers’ operations. New technologies, such as artificial intelligence and quantum computing, may present new technological risks or vulnerabilities that could compromise the Company’s systems and data.

Artificial intelligence technologies have rapidly developed, and the Company’s business may be adversely affected if the Company cannot successfully integrate the technology into its internal business processes, products, and services in a timely, cost-effective, compliant, and responsible manner. If the data used to train artificial intelligence solutions or the content, analyses, or recommendations that machine learning applications assist in producing is deemed to be inaccurate, incomplete, biased, or questionable, the Company’s brand and reputation may be harmed, and the Company may be subject to legal liability claims. Such risks could result in significant costs, operational disruptions, regulatory penalties, litigation, reputational damage, and material adverse effects on the Company’s business and financial condition.

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

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm the Company’s business. The Company must annually evaluate its internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If the Company fails to remedy or maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company could be subject to regulatory scrutiny, civil or criminal penalties, or shareholder litigation.

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

Crown Holdings, Inc.

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

Cybersecurity Governance

Company senior leadership has top-level responsibility for management of information security risk. The Company has established a dedicated, globally focused cybersecurity team led by its Chief Information Security Officer (CISO), who brings over 20 years of experience in the field of cybersecurity and IT operations. The CISO is responsible for overseeing the entire global cybersecurity program, which encompasses cyber risk management, operations, strategic planning, and compliance with cybersecurity policies and regulations. Crown’s cybersecurity team maintains collaboration with other cross functional teams to assess and manage cybersecurity risks. This approach enables the Company to align cybersecurity efforts with broader business objectives and respond to emerging threats. Additionally, Crown’s Board of Directors, along with the Crown Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel oversee the identification, assessment, and management of cybersecurity risks.
In case of a cyber incident with significant or material impact, the CISO would escalate to senior leadership and depending upon the severity and scope of any cyber incident, the Company will invoke its Corporate Crisis management plan.
On a regular reporting schedule, the CISO provides updates on cybersecurity risk and mitigation efforts to senior leadership, Board of Directors, and members of the Audit Committee. The Audit Committee, which is tasked with oversight of certain risk issues, including information security risk, receives two to four reports annually from the Company’s senior leadership, including the CISO, that includes an information security dashboard and discussion of emerging risks and trends. The Audit Committee then briefs the Board of Directors on these matters.

ITEM 2. Properties
As of December 31, 2025, the Company operated 179 facilities in 39 countries. The principal manufacturing facilities at December 31, 2025 are listed below and are grouped by segment. The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction may vary from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company also leases outside warehouses. The Company leased 54 of its manufacturing facilities at December 31, 2025.

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

The Company’s Americas, Transit Packaging, and Corporate headquarters are in Tampa, Florida. Its European headquarters is in Baar, Switzerland and its Asia Pacific headquarters is in Singapore. The Company maintains a research facility in Wantage, England.

Crown Holdings, Inc.

Americas Beverage	European Beverage	Asia Pacific	Transit Packaging		Other
Kankakee, IL	Custines, France	Phnom Penh, Cambodia (2)	Benton, AR	Toluca, Mexico	Norwalk, CT (T)
Bowling Green, KY	Saarlouis, Germany	Hangzhou, China	Bay Point, CA	Virton, Belgium	Dubuque, IA (F)
Mankato, MN	Korinthos, Greece	Heshan, China	Bridgeview, IL	Kardjali, Bulgaria	Alsip, IL (A)
Mesquite, NV	Parma, Italy	Huizhou, China (S)	Brighton, MI	Noerresundby, Denmark	Belcamp, MD (S)
Nichols, NY	Amman, Jordan	Qingdao Shangdong, China (S)	Cleveland, OH	Soenderborg, Denmark	Faribault, MN (A)
Dayton, OH	Dammam, Saudi Arabia	Shanghai, China (S)	Danville, VA	Liljendal, Finland	Owatonna, MN (F)
Cheraw, SC	Jeddah, Saudi Arabia	Tianjin, China (S)	Darlington, SC	Masku, Finland	Massillon, OH (F)
Conroe, TX	Kosice, Slovakia	Ziyang, China	Dixmoor, IL	Castelsarrasin, France	Mill Park, OH (F)
Fort Bend, TX	Agoncillo, Spain	Karawang, Indonesia	Douglasville, GA	Fontaine les Luxeuil,	Connellsville, PA (F)
Martinsville, VA	Sevilla, Spain	Bangi, Malaysia	East Providence, RI (2)	France	Hanover, PA (F)
Winchester, VA	Valencia, Spain	Yangon, Myanmar	Eden, NC	Manneville sur Risle,	Effingham, SC (F)
Olympia, WA	El Agba, Tunisia	Singapore (S)	Elkhart, IN	France	Trevose, PA (T)
La Crosse, WI	Izmit, Turkey	Bangpoo, Thailand (F)	Florence, KY	Dinslaken, Germany	Spartanburg, SC (A)
Worland, WY	Osmaniye, Turkey	Hat Yai, Thailand (F)	Fordyce, AR	Goldkronach, Germany	Chippewa Falls, WI (T)
Cabreuva, Brazil	Dubai, UAE	Nakhon Pathom, Thailand (F)	Forest, VA (2)	Hilden, Germany	Oshkosh, WI (F)
Teresina, Brazil	Botcherby, U.K.	Nong Khae, Thailand (2)	Gary, IN	Nurnberg, Germany	Kingston, Jamaica (F)
Estancia, Brazil	Peterborough, U.K.	Samrong, Thailand (F)	Greer, SC	Weischlitz, Germany	Barbados, West Indies (F)
Manaus, Brazil		Songkhla, Thailand (F)	Hazleton, PA	Gorey, Ireland	Shipley, U.K. (T)
Ponta Grossa, Brazil		Danang, Vietnam	Kankakee, IL (2)	Waterford, Ireland	Wortley, U.K.
Rio Verde, Brazil		Dong Nai, Vietnam (2)	LaGrange, GA	Nairobi, Kenya	Wisbech, U.K.
Uberaba, Brazil		Hanoi, Vietnam	Latta, SC	Heerlen, Netherlands
Calgary, Canada		Vung Tau, Vietnam	Loveland, OH	Nuenen, Netherlands
Ontario, Canada			Macon, GA	Zwijndrecht, Netherlands
Santafe de Bogota,			Martinsville, VA	Petrovany, Slovakia
Colombia			Monroe, LA	Burseryd, Sweden
Acayucan, Mexico			Newark, NJ	Hjo, Sweden
Chihuahua, Mexico			Orange, TX	Dietikon, Switzerland (2)
Ensenada, Mexico			Phoenix, AZ	Merenschwand, Switzerland
Guadalajara, Mexico			Roselle, IL	Torbali, Turkey
Monterrey, Mexico (2)			Salisbury, NC	Dudley, U.K
Orizaba, Mexico			San Antonio, TX	Kurri Kurri, Australia
Toluca, Mexico			Sheridan, AR	Bangalore, India (3)
			South Canaan, PA	Bengaluru, India
			Stockton, CA	Dahej, India
			West Chester, OH	Rudrapur, India
			Woodland, WA	Rudraram, India
			Cabreuva, Brazil	Silvassa, India
			Halton Hills, Canada	Pohang, South Korea
			Amatlan de los Reyes,	Sriracha, Thailand (2)
			Mexico	Qingdao Shandong, China
Cienega de Flores,
Mexico

All properties above, with the exception of Transit Packaging, are beverage facilities unless otherwise indicated by the following:
A: Aerosol
F: Food and closure
P: Promotional packaging
S: Specialty packaging
T: Tooling and equipment

Crown Holdings, Inc.

ITEM 3. Legal Proceedings

Crown Cork is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2025, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $177 million.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant’s common stock is listed on the New York Stock Exchange under ticker symbol CCK. On February 26, 2026 there were 3,132 registered shareholders of the Registrant’s common stock, including 839 participants in the Company’s Employee Stock Purchase Plan. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note U to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the three months ending December 31, 2025. The table excludes 188 of the Company’s shares surrendered to cover taxes on the vesting of restricted stock.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
October	363,174	$96.37	363,174	$1,453
November	591,268	$96.67	591,268	$1,395
December	974,752	$101.59	974,752	$1,296
	1,929,194		1,929,194
(1) In July 2024, the Company’s Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company’s common stock through the end of 2027. Share repurchases under the Company’s program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

ITEM 6. [Reserved]

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2020	2021	2022	2023	2024	2025
Crown Holdings	$100	$111	$83	$95	$86	$108
S&P 500 Index	100	129	105	133	166	196
Dow Jones U.S. Containers & Packaging Index	100	111	91	98	113	100

(a)The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company’s filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2025, was composed of Crown Holdings, Amcor, AptarGroup, Avery Dennison, Ball, Berry Global, Graphic Packaging, International Paper, Packaging Corp. of America, Sealed Air, Silgan, Smurfit Westrock, and Sonoco.

Crown Holdings, Inc.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder, and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the two-year period ended December 31, 2025. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please read "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

BUSINESS STRATEGY AND TRENDS

The Company’s strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil, and Europe. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum, and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of at least $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2019. Capital spending to support our growth objectives is estimated at $550 in 2026 and includes capacity expansion and facility upgrades in Brazil, Greece, and Spain.

The Company’s strategy is anchored by strong cash flow generation and a healthy balance sheet with a long-term net leverage target of 2.5x adjusted EBITDA (a non-GAAP measure). The Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders. On July 25, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company’s common stock through the end of 2027. As of December 31, 2025, the Company had approximately $1,300 remaining that may yet be purchased under the program.

The Company continues to actively elevate its commitment to sustainability, which is a core focus of the Company. In 2020, the Company introduced Twentyby30, a robust program that outlines twenty measurable, science based, environmental, social and governance goals to be completed by 2030. The Company was honored as one of Forbes’ Net Zero Leaders for 2025, a recognition that reflects the commitment and hard work of the global organization, driving meaningful and consistent progress toward the Company’s sustainability goals.

To date the war between Russia and Ukraine and the conflicts in the Middle East, and southeast Asia have not had a direct material impact on the Company’s business, financial condition, or results of operations.

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange, interest rate fluctuations, and inflationary pressures, including increasing costs for raw materials, energy, and transportation. Additionally, tariffs, retaliatory trade measures, and further trade restrictions could result in higher raw material costs. The Company generally attempts to mitigate aluminum and steel price risk by matching its purchase obligations with its sales agreements. Additionally, the Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indices. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company’s segments is discussed, as applicable, under the heading "Results of Operations" below.

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, restructuring and other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company’s Americas Beverage segment, the euro in the Company’s European Beverage segment, and the Thai baht in

Crown Holdings, Inc.

the Company’s Asia Pacific segment. The Company’s Transit Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the euro, the Indian rupee, the Swedish krona, and the Mexican peso. The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

NET SALES AND SEGMENT INCOME

	2025	2024
Net sales	$12,365	$11,801

Year ended December 31, 2025 compared to 2024

Net sales increased primarily due to $507 from the pass-through of higher aluminum, steel, and other commodity costs, higher volumes in European Beverage and Other, and favorable foreign currency translation of $84, partially offset by lower volumes in Asia Pacific and Transit Packaging.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles, and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia, and Mexico.

The U.S. and Canadian beverage can markets have experienced growth in recent years due to the introduction of new beverage products in cans versus other packaging formats. In Brazil and Mexico, the Company’s volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In May 2025, the Company announced it will add a new high-speed production line to its beverage can plant in Ponta Grossa, Brazil. The line is expected to commence commercial production in late 2026.

Net sales and segment income in the Americas Beverage segment were as follows:

	2025	2024
Net sales	$5,615	$5,240
Segment income	1,030	987

Year ended December 31, 2025 compared to 2024

Net sales increased primarily due to $405 from the pass-through of higher aluminum costs.

Segment income increased primarily due to continued operational improvements and improved customer mix.

European Beverage

The Company’s European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to consumer focus on sustainability benefits of aluminum and a market shift to cans versus other packaging formats. To meet volume requirements, the Company announced plans to add additional line capacity in Korinthos, Greece and Agoncillo, Spain.

Net sales and segment income in the European Beverage segment were as follows:

	2025	2024
Net sales	$2,325	$2,071
Segment income	334	276

Year ended December 31, 2025 compared to 2024

Net sales increased primarily due to 10% higher beverage can volumes, favorable foreign currency translation of $63 and $38 from the pass-through of higher aluminum costs.

Crown Holdings, Inc.

Segment income increased primarily due to higher volumes.

Asia Pacific

The Company’s Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically, growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In recent years, the Asia Pacific beverage can market has experienced some softness as the region struggles with the effects of higher inflation and interest rates. In 2024, the Company announced the closure of its beverage can facility in Sihanoukville, Cambodia.

The Company’s Yangon, Myanmar beverage can plant was temporarily idled in 2022 and has operated at limited capacity since 2023 due to currency restrictions, which resulted in the inability to source U.S. dollars required to procure U.S. dollar raw materials. In the third quarter of 2025, the Company recorded an asset impairment charge of $30 due to economic conditions and the impact to the Company’s business in Myanmar. In February 2026, the Company sold the Myanmar beverage can plant. The sale is not expected to have a material impact on the Company’s results of operations or cash flows.

Net sales and segment income in the Asia Pacific segment were as follows:

	2025	2024
Net sales	$1,096	$1,161
Segment income	183	195

Year ended December 31, 2025 compared to 2024

Net sales and segment income decreased primarily due to 10% lower beverage can volumes. The decrease in net sales was partially offset by $36 from the pass-through of higher aluminum costs.

Transit Packaging
The Company’s Transit Packaging segment includes the Company’s worldwide automation and equipment technologies, protective packaging solutions, and steel and plastic consumables. Automation and equipment technologies include manual, semi-automatic, and automatic equipment and tools, which are primarily used in end-of-line operations to apply and remove consumables such as strap and film. Protective solutions include standard and purpose designed products, such as airbags, edge protectors, and honeycomb products, among others that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Steel and plastic consumables include steel strap, plastic strap, industrial film, and other related products that are used across a wide range of industries.

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

Net sales and segment income in the Transit Packaging segment were as follows:

	2025	2024
Net sales	$2,026	$2,107
Segment income	258	270

Year ended December 31, 2025 compared to 2024

Net sales decreased primarily due to $47 of lower equipment volume and $35 lower material costs.

Segment income decreased primarily due to unfavorable product mix, driven by lower equipment volumes, partially offset by improved cost performance of $21.

Other

Crown Holdings, Inc.

Other includes the Company’s North America tinplate businesses: food can, aerosol can, and closures, and beverage tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in Other were as follows:

	2025	2024
Net sales	$1,303	$1,222
Segment income	148	82

Year ended December 31, 2025 compared to 2024

Net sales increased primarily due to 5% higher North America food can volumes and $63 from the pass-through of higher tinplate costs.

Segment income increased primarily due to increased profitability in the Company’s North America tinplate business; due to $22 from higher volumes and improved customer mix, $12 lower costs from continued operational improvements, as well as higher sales in the Company’s beverage can equipment operations.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	2025	2024
Corporate and unallocated	$(169)	$(165)

Corporate and unallocated costs were relatively flat as lower insurance costs were offset by higher employee compensation costs, including stock compensation.

RESTRUCTURING AND OTHER, NET

In 2025, the $83 charge from restructuring and other, net primarily included asset impairments in the Asia Pacific segment and severance and other exit costs in the Transit Packaging segment. See Note M for additional information.

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

OTHER PENSION AND POSTRETIREMENT

In 2024, other pension and postretirement expense included settlement charges of $513 related to the transfer of portions of the Company’s Canadian and primary U.S. defined benefit pension liabilities through the purchase of group annuity insurance contracts. See Note S for more information.

GAIN ON SALE OF EQUITY METHOD INVESTMENT

In 2024, the Company recorded a gain of $275 in conjunction with the sale of Eviosys, a European tinplate equity method investment. See Note B for more information.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense decreased from $452 in 2024 to $398 in 2025 and interest income decreased from $82 in 2024 to $55 in 2025 primarily due to lower borrowings, cash balances, and interest rates.

The Company has cross-currency swaps with aggregate notional values of $875 that mature in February 2026. These swaps reduced interest expense by $25 in 2025.

Crown Holdings, Inc.

TAXES ON INCOME

The Company’s effective income tax rates were as follows:

	2025	2024
Income before income taxes	$1,160	$743
Provision for income taxes	281	183
Effective income tax rate	24.2%	24.6%

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). OBBBA did not have a material impact on the Company’s financial results for 2025 and it is not expected to have a material impact on its financial results for 2026.

Effective January 1, 2024, various jurisdictions in which the Company operates have enacted the Pillar II directive which establishes a global minimum corporate tax rate of 15% initiated by the Organisation for Economic Co-operation and Development ("OECD"). Pillar II did not have a material impact on its financial results for 2025 and is not expected to have a material impact on its financial results for 2026, including its annual estimated tax rate or liquidity, based on currently enacted tax laws. However, the Company continues to monitor developments across its jurisdictions, including any additional guidance issued by the OECD.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $1,192 in 2024 to $1,530 primarily due to higher income from operations and lower pension contributions.

Receivables increased from $1,656 at December 31, 2024 to $1,768 at December 31, 2025 primarily due to higher raw material costs and foreign currency translation. Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 32 at December 31, 2024 compared to 29 at December 31, 2025.

Inventories increased from $1,440 at December 31, 2024 to $1,577 at December 31, 2025 primarily due to higher raw material costs and foreign currency translation. Inventory turnover decreased from 59 days at December 31, 2024 to 55 days at December 31, 2025.

Accounts payable increased from $2,425 at December 31, 2024 to $2,643 at December 31, 2025 primarily due to the same underlying factors that contributed to higher receivables, including higher raw materials costs and foreign currency translation. Days outstanding for trade payables increased from 91 days at December 31, 2024 to 96 days at December 31, 2025.

INVESTING ACTIVITIES

Cash used for investing activities increased from $12 in 2024 to $320 in 2025 primarily due to the $338 proceeds received in 2024 from the sale of the Eviosys equity method investment.

The Company currently expects capital expenditures in 2026 to be approximately $550.

At December 31, 2025, the Company had approximately $224 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Financing activities used cash of $1,526 in 2024 and $1,361 in 2025.

In May 2025, the Company issued $700 principal amount of 5.875% senior unsecured notes due 2033 and used the proceeds together with cash on hand to redeem the $875 principal amount of 4.75% senior unsecured notes due February 2026. In October 2025, the Company issued €500 principal amount of 3.75% senior unsecured notes due 2031 and used the proceeds to redeem the €500 principal amount of 2.875% senior unsecured notes due February 2026. In December 2025, the Company

Crown Holdings, Inc.

redeemed the $350 principal amount of 7.375% senior unsecured notes due December 2026. During 2025, the Company also repurchased $505 of common stock.

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

LIQUIDITY

As of December 31, 2025, $533 of the Company’s $764 in cash and cash equivalents was located outside the U.S. The Company is not aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $244 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company’s revolving credit agreements provide capacity of $1,650, and as of December 31, 2025, the Company had available capacity of $1,629. The Company could have borrowed this amount at December 31, 2025 and still have been in compliance with its leverage ratio covenant.

The Company’s debt agreements contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens and engage in sale and leaseback transactions. These restrictions are subject to a number of exceptions, however, which allow the Company to incur additional debt, create liens or make otherwise restricted payments provided that the Company is in compliance with applicable financial and other covenants and meets certain liquidity requirements.

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company’s subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.4 to 1.0 at December 31, 2025 was in compliance with the covenant requiring a ratio no greater than 4.50 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $800 that expires in July 2027 and securitization facilities with program limits of $230 and $180 that expire in November 2027. The Company accounts for transfers under these facilities as either sales or secured borrowings based on whether it has transferred control over the factored receivables as further discussed in Note D to the consolidated statements.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures, and financing obligations.

The Company has managed its various pension plan liabilities through opportunistic purchases of annuity insurance contracts for portions of outstanding defined pension obligations using plan assets. For further information on the group annuity insurance contracts purchased in 2024 to transfer portions of the Company’s Canadian and primary U.S. defined benefit pension liabilities refer to Note S.

Cash payments required for purchase obligations and projected pension contributions in effect at December 31, 2025, are summarized in the following table:

Crown Holdings, Inc.

	Payments Due by Period
	2026	2027	2028	2029	2030	2031 & after	Total
Purchase obligations (1)	$4,189	$3,518	$2,602	$1,273	$897	$390	$12,869
Projected pension contributions (2)	28	19	65	48	40	—	200
Total	$4,217	$3,537	$2,667	$1,321	$937	$390	$13,069
All amounts due in foreign currencies are translated at exchange rates as of December 31, 2025.
(1) These purchase commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.
(2) Pension projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover and therefore projected contributions have been provided for only five years.

Long term debt obligations, including fixed and variable rate debt, are further discussed in Note N. The Company currently expects interest payments on debt and securitization and factoring in 2026 to be approximately $330. This estimate is based on projected interest rates as of December 31, 2025, long-term debt balances, average borrowings under the revolving credit facility and securitization and factoring estimates.

The Company also has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note Q to the consolidated financial statements.

Supplemental Guarantor Financial Information

The Company and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of senior notes and debentures issued by other 100% directly or indirectly owned subsidiaries. These senior notes and debentures are fully and unconditionally guaranteed by the Company and substantially all of its subsidiaries in the U.S., except in the case of the Company’s outstanding 7.50% senior notes due 2096 issued by Crown Cork & Seal Company, Inc., which are fully and unconditionally guaranteed by Crown Holdings, Inc. (the "Parent"). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

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

Crown Cork Obligor Group

December 31, 2025
Net sales	$—
Gross Profit	—
Income from operations	(12)
Net income[1]	(94)
Net income attributable to Crown Holdings[1]	(94)
(1) Includes $65 of expense related to intercompany interest with non-guarantor subsidiaries.

December 31, 2025
Current assets	$74
Non-current assets	22
Current liabilities	79
Non-current liabilities[1]	7,286
(1) Includes payables of $6,954 due to non-guarantor subsidiaries

Crown Americas Obligor Group

December 31, 2025
Net sales[1]	$5,231
Gross profit[2]	895
Income from operations[2]	370
Net income from continuing operations[3]	(16)
Net income attributable to Crown Holdings[3]	(16)
(1) Includes $436 of sales to non-guarantor subsidiaries
(2) Includes $44 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $9 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

December 31, 2025
Current assets[1]	$1,267
Non-current assets[2]	3,523
Current liabilities[3]	1,792
Non-current liabilities[4]	5,066
(1) Includes receivables of $39 due from non-guarantor subsidiaries
(2) Includes receivables of $111 due from non-guarantor subsidiaries
(3) Includes payables of $25 due to non-guarantor subsidiaries
(4) Includes payables of $951 due to non-guarantor subsidiaries

The senior notes are structurally subordinated to all indebtedness of the Company’s non-guarantor subsidiaries. The non-guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the senior notes, or to make any funds available therefore, whether by dividends, loans, distributions, or other payments. Any right that the Company or the guarantors have to receive any assets of any of the non-guarantors upon the liquidation or reorganization of any non-guarantor, and the consequent rights of holders of senior notes to realize proceeds from the sale of any of a non-guarantor’s assets, would be effectively subordinated to the claims of such non-guarantor’s creditors, including trade creditors and holders of preferred equity interests, if any, of such non-guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the non-guarantors, the non-guarantors will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Company or any of the guarantors.

Crown Holdings, Inc.

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

The table below provides information in U.S. dollars as of December 31, 2025 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, trade payables and receivables, unrecognized firm commitments, and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1. The contract with no amount in the average contractual exchange rate has an exchange rate less than $.01.

Crown Holdings, Inc.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
Canadian dollars/U.S. dollars	$10	$—	1.37
Euro/Australian dollars	7	—	0.56
Euro/Danish krone	43	—	0.13
Euro/Sterling	20	1	1.16
Euro/Swedish krona	43	—	0.09
Euro/Swiss franc	107	—	1.10
Euro/U.S. dollars	15	—	0.87
Singapore dollars/U.S. dollars	32	—	1.28
Sterling/Euro	17	—	0.87
Sterling/U.S. dollars	8	—	0.75
Turkish lira/U.S. dollars	23	—	45.69
U.S. dollars/Brazilian real	114	1	0.18
U.S. dollars/Euro	22	—	1.16
U.S. dollars/Mexican peso	21	—	0.06
U.S. dollars/Singapore dollars	8	—	0.78
U.S. dollars/Thai baht	59	(1)	0.03
U.S. dollars/Turkish lira	35	(2)	0.02
U.S. dollars/Vietnamese dong	14	—	—
	$598	$(1)

At December 31, 2025, the Company had additional contracts with an aggregate notional value of $11 to purchase or sell other currencies, primarily Asian currencies, including the Chinese yuan, Indonesian rupiah, Malaysian ringgit, Singapore dollar, and Thai baht; and European currencies, including the Polish zloty and Swiss franc. The aggregate fair value of these contracts was a loss of less than $1.

At December 31, 2025, the Company had cross-currency swaps with aggregate notional values of $1,475. The swaps are designated as hedges of the Company’s net investment in a euro-based subsidiary and mature in 2026 and 2030. The fair value of these contracts at December 31, 2025 was a net loss of $60.

Total future payments of long-term debt obligations at December 31, 2025 include $2,865 of U.S. dollar-denominated debt, $3,053 of euro-denominated debt, and $4 of debt denominated in other currencies.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. As of December 31, 2025, the Company had $1.8 billion principal floating interest rate debt and $1.3 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax. The actual effect of a 0.25% increase in these floating interest rates could be more than $8 million as the Company’s average borrowings on its variable rate debt and securitization and factoring may be higher during the year than the amount at December 31, 2025.

The Company uses various raw materials, such as aluminum and steel in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2025, consumption of aluminum and steel represented 47% and 8% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company also uses commodity forward contracts to manage its exposure to these raw material costs. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2025, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $433 and a net gain of $23. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

In addition, the Company’s manufacturing facilities are dependent, to varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

See Note O to the consolidated financial statements for further information on the Company’s derivative financial instruments.

Crown Holdings, Inc.

ENVIRONMENTAL MATTERS

Compliance with the Company’s Environmental Protection Policy is mandatory and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action to achieve compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes, and purchases.

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

See Note Q to the consolidated financial statements for additional information on environmental matters including the Company’s accrual for environmental remediation costs.

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

In recent years, a higher percentage of Crown Cork’s settlements have related to claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future

Crown Holdings, Inc.

relate to serious diseases and are therefore valued at higher dollar amounts. As of December 31, 2025, approximately 60% of the projected future claims in the Company’s accrual calculation relate to claims alleging serious diseases such as mesothelioma.

The five year average settlement cost per claim was $15,800 in 2023, $17,700 in 2024, and $19,500 in 2025. If Crown Cork continues to settle a high percentage of claims alleging serious disease at higher dollar amounts, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2025 by $18. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2025 by $37. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2025 by $33.

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
The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on an average of the estimated fair values calculated using both market and income approaches. The Company uses an average of the two methods in estimating fair value because it believes they both provide an appropriate fair value for the reporting units. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the market approach, the Company utilizes significant assumptions relating to EBITDA and revenue multiples used in recent similar transactions, if any, and EBITDA and revenue multiples of similar type and size public companies. The appropriate multiple and acquisition premium is applied to the respective financial results of the reporting unit to obtain an estimated fair value.
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
The Company completed its annual review for 2025 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur.
Long-lived Assets Impairment
The Company performs an impairment review of its long-lived assets, including finite-lived intangible assets and property, plant, and equipment, when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions and technological changes that may affect the future useful lives of the assets. These estimates may differ from actual cash flows or useful lives.

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

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality, and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $27 in 2025 and currently projects its 2026 pension expense to be $33, using foreign currency exchange rates in effect at December 31, 2025. The Company uses the spot yield curve approach to estimate the service and interest cost components of pension and postretirement benefits expense by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, projected future outlook of each asset class, inflation assumptions and the expected net value from active management of the assets based on actual results.

The U.S. plan’s assumed rate of return was 7.15% in 2025. A 0.50% change in the expected rates of return would change 2026 pension expense by approximately $2.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarial determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves to the extent that the underlying markets were not deemed sufficiently developed. A 0.50% change in the discount rates from those used at December 31, 2025 would change 2026 pension expense by approximately $4 and postretirement expense by less than $1. A 0.50% change in the discount rates from those used at December 31, 2025 would have changed the pension benefit obligation by approximately $33 and the postretirement benefit obligation by approximately $4 as of December 31, 2025. See Note S to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2025, the Company had a pre-tax unrecognized net loss in accumulated other comprehensive income of $99 related to its pension plans and a pre-tax unrecognized net gain in accumulated other comprehensive income of $3 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2025 included charges of $11 for the amortization of accumulated net losses, and the Company estimates charges of $10 in 2026. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 6 - 13 years. An increase or decrease of 10% in the number of years used to amortize unrecognized losses in each plan would change estimated charges for 2026 by $1.

RECENT ACCOUNTING GUIDANCE

In November 2024, the Financial Accounting Standards Board (FASB) issued a final standard on disaggregation of income statement expenses. The standard requires disclosure of more detailed information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact that the new guidance will have on its disclosures.

In September 2025, the FASB issued guidance to clarify and modernize the accounting for costs related to internal-use software. The guidance eliminates references to various stages of a software development project and clarifies the threshold to apply to begin capitalizing costs. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The guidance is applied on a prospective basis with the option to apply the standard retrospectively or using a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

Crown Holdings, Inc.

In November 2025, the FASB issued a final standard on improvements to hedge accounting, which introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

See Note A to the consolidated financial statements for information on recently adopted accounting guidance.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos under Note P and other contingencies under Note Q to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in the section titled “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation, (vii) the Company’s progress on sustainability and environmental matters and (viii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates, and applicable tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss or foreign tax credit carryforwards); the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation; the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any actual or potential dispositions, acquisitions or other strategic realignments (such as the Company’s recently completed divestiture of its European Tinplate business), which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to protect its information technology systems

Crown Holdings, Inc.

from attacks or catastrophic failure; the strength of the Company’s cyber-security (including with respect to human vulnerabilities associated with cyber-security risks); the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; the impact of overcapacity on the end-markets the Company serves; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; the impact of natural disasters, including in emerging markets; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisphenol-A; the impact of the Company’s recent initiatives to generate additional cash, including the reduction of working capital levels and capital spending; the impact of the Company’s comprehensive Board-led review of its portfolio and capital allocation/return; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; the impact of existing and future legislation regarding the taxation of sugar-sweetened beverages or energy drinks, the impact of tariffs and potential limits on steel supply in the U.S. from certain foreign countries; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2025 listed in the table of contents (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment – Reporting Unit in the Transit Packaging Segment

As described in Notes A and F to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.2 billion as of December 31, 2025, a portion of which relates to a reporting unit in the Transit Packaging segment. Management reviews goodwill for impairment annually in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Management determines the estimated fair value of the reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions relating to revenue and Adjusted EBITDA (defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses), margin growth rates, and discount rate. Under the market approach, management utilizes significant assumptions relating to EBITDA and revenue multiples used in recent similar transactions, if any, and EBITDA and revenue multiples of similar type and size public companies. The appropriate multiple and acquisition premium is applied to the respective financial results of the reporting unit to obtain an estimated fair value.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of a reporting unit in the Transit Packaging segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate, EBITDA multiples, revenue multiples and acquisition premium; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls of the valuation of a reporting unit in the Transit Packaging segment. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rate, EBITDA multiples, revenue multiples and acquisition premium. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches, and (ii) the reasonableness of the revenue growth rates, discount rate, EBITDA multiples, revenue multiples and acquisition premium assumptions.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 27, 2026

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

Consolidated Statements of Operations
(in millions except per share data)

For the Years Ended December 31	2025	2024	2023
Net sales	$12,365	$11,801	$12,010
Cost of products sold, excluding depreciation and amortization	9,641	9,262	9,546
Depreciation and amortization	456	448	499
Selling and administrative expense	632	597	582
Restructuring and other, net	83	75	114
Income from operations	1,553	1,419	1,269
Loss from early extinguishments of debt	15	1	1
Other pension and postretirement	13	546	49
Gain on sale of equity method investment	—	(275)	—
Interest expense	398	452	436
Interest income	(55)	(82)	(53)
Foreign exchange	22	34	41
Income before income taxes and equity in net earnings of affiliates	1,160	743	795
Provision for income taxes	281	183	222
Equity in net earnings of affiliates	4	—	14
Net income	883	560	587
Net income attributable to noncontrolling interests	145	136	137
Net income attributable to Crown Holdings	$738	$424	$450

Earnings per common share attributable to Crown Holdings:
Basic	$6.41	$3.56	$3.77
Diluted	$6.38	$3.55	$3.76

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

Consolidated Statements of Comprehensive Income
(in millions)

For the Years Ended December 31	2025	2024	2023
Net income	$883	$560	$587
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	70	(214)	176
Pension and other postretirement benefits	2	434	22
Derivatives qualifying as hedges	12	5	8
Total other comprehensive income	84	225	206
Total comprehensive income	967	785	793
Net income attributable to noncontrolling interests	145	136	137
Translation adjustments attributable to noncontrolling interests	3	—	1
Derivatives qualifying as hedges attributable to noncontrolling interests	1	—	—
Comprehensive income attributable to Crown Holdings	$818	$649	$655

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
Consolidated Balance Sheets
(in millions, except share data)

December 31	2025	2024
Assets
Current assets
Cash and cash equivalents	$764	$918
Receivables, net	1,768	1,656
Inventories	1,577	1,440
Prepaid expenses and other current assets	279	197
Total current assets	4,388	4,211
Goodwill	3,155	2,954
Intangible assets, net	959	1,044
Property, plant, and equipment, net	5,187	4,927
Operating lease right-of-use assets, net	193	201
Other non-current assets	390	511
Total assets	$14,272	$13,848

Liabilities and equity
Current liabilities
Short-term debt	$83	$66
Current maturities of long-term debt	480	80
Current portion of operating lease liabilities	48	47
Accounts payable	2,643	2,425
Accrued liabilities	1,012	847
Total current liabilities	4,266	3,465
Long-term debt, excluding current maturities	5,401	6,058
Postretirement and pension liabilities	291	260
Non-current portion of operating lease liabilities	158	167
Other non-current liabilities	676	670
Commitments and contingent liabilities (Note Q)

Equity
Noncontrolling interests	481	472

Preferred stock, authorized: 30,000,000; none issued (Note U)	—	—
Common stock, par value: $5.00; 500,000,000 shares authorized;
185,744,072 shares issued; 113,421,634 and 118,503,631 shares outstanding in 2025 and 2024 (Note U)	569	594
Additional paid-in capital	—	—
Retained earnings	3,812	3,624
Accumulated other comprehensive loss	(1,382)	(1,462)
Crown Holdings shareholders’ equity	2,999	2,756
Total equity	3,480	3,228
Total liabilities and equity	$14,272	$13,848
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
Consolidated Statements of Cash Flows
(in millions)

For the Years Ended December 31	2025	2024	2023
Cash flows from operating activities
Net income	$883	$560	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	448	499
Restructuring and other, net	83	75	114
Pension and postretirement expense	33	568	70
Pension contributions	13	(122)	(19)
Gain on sale of equity method investment	—	(275)	—
Stock-based compensation	48	42	31
Loss from early extinguishments of debt	15	1	1
Deferred income taxes	40	(168)	(53)
Asbestos payments	(19)	(15)	(17)
Changes in assets and liabilities:
Receivables	(42)	65	98
Inventories	(72)	102	463
Accounts payable and accrued liabilities	140	(90)	(413)
Prepaids and other assets	(10)	13	31
Other, net	(38)	(12)	61
Net cash provided by operating activities	1,530	1,192	1,453
Cash flows from investing activities
Capital expenditures	(413)	(403)	(793)
Proceeds from sale of property, plant, and equipment	36	28	17
Acquisitions of businesses, net of cash	—	—	(126)
Net investment hedges	29	25	25
Distribution from equity method investment	—	338	68
Other	28	—	5
Net cash used for investing activities	(320)	(12)	(804)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	(3)	—	(396)
Proceeds from short-term debt	376	222	129
Payments of short-term debt	(361)	(165)	(131)
Proceeds from long-term debt	1,286	675	1,096
Payments of long-term debt	(1,891)	(1,788)	(312)
Premiums paid to retire debt	(14)	—	—
Debt issuance costs	(19)	(10)	(16)
Dividends paid to noncontrolling interests	(140)	(119)	(126)
Dividends paid to shareholders	(120)	(119)	(115)
Common stock repurchased	(505)	(217)	(12)
Other	30	(5)	(1)
Net cash (used for) / provided by financing activities	(1,361)	(1,526)	116
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	(38)	(4)
Net change in cash, cash equivalents, and restricted cash	(137)	(384)	761
Cash, cash equivalents, and restricted cash at January 1	1,016	1,400	639
Cash, cash equivalents, and restricted cash at December 31	$879	$1,016	$1,400
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders’ Equity
Balance at January 1, 2023	$600	$—	$3,141	$(1,892)	$1,849	$438	$2,287
Net income			450		450	137	587
Other comprehensive income				205	205	1	206
Dividends declared			(115)		(115)	(122)	(237)
Restricted stock awarded	4	(4)			—		—
Stock-based compensation		31			31		31
Common stock issued		2			2		2
Common stock repurchased		(12)			(12)		(12)
Balance at December 31, 2023	$604	$17	$3,476	$(1,687)	$2,410	$454	$2,864
Net income			424		424	136	560
Other comprehensive income				225	225		225
Dividends declared			(119)		(119)	(119)	(238)
Restricted stock awarded	2	(2)			—		—
Stock-based compensation		42			42		42
Common stock issued		1			1		1
Common stock repurchased	(12)	(50)	(157)		(219)		(219)
Purchase of noncontrolling interests		(8)			(8)	1	(7)
Balance at December 31, 2024	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228
Net income			738		738	145	883
Other comprehensive income				80	80	4	84
Dividends declared			(120)		(120)	(140)	(260)
Restricted stock awarded	2	(2)			—		—
Stock-based compensation		48			48		48
Common stock issued		1			1		1
Common stock repurchased	(27)	(53)	(430)		(510)		(510)
Purchase of noncontrolling interests		6			6		6
Balance at December 31, 2025	$569	$—	$3,812	$(1,382)	$2,999	$481	$3,480

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

The Company, through its subsidiaries, is a leading global, diversified packaging business that manufactures metal cans and ends (aluminum and steel) for the beverage, food and aerosol industries and a wide range of transit packaging products and solutions from multiple substrates including steel, paper, and plastic. The Company’s transit packaging products include automation and equipment technologies, protective packaging solutions and steel and plastic consumables which are sold into the metals, food and beverage, construction, agricultural, corrugated, and general industries.

The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”). If an entity is a VIE, the Company determines whether it is the primary beneficiary and therefore, should consolidate the VIE. If an entity is not a VIE, the Company consolidates those entities in which it has control, including certain subsidiaries that are not majority-owned. Certain of the Company’s agreements with noncontrolling interests contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. Accordingly, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the agreements.

Investments in companies over which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. The proportionate share of the net income resulting from these investments is reported in Equity in net earnings of affiliates in the Consolidated Statements of Operations. The carrying values of the Company’s equity method investments are reported in Other non-current assets in the Consolidated Balance Sheets. Equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid, if any. The Company classifies distributions received from equity method investees using the cumulative earnings approach. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Foreign Currency Translation. For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant, and equipment are translated into U.S. dollars at rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales, depreciation, and intangible asset amortization are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

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

Cash, Cash Equivalents, and Restricted Cash. Cash equivalents represent highly liquid investments with maturities of three months or less from the time of purchase and are carried at cost, which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable. The Company generally classifies any cash that is legally restricted as to withdrawal or usage as restricted cash.

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

Property, Plant, and Equipment. Property, plant, and equipment (“PP&E”) is carried at cost less accumulated depreciation and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or

Crown Holdings, Inc.
capacity of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction and development period. Maintenance and repairs, including labor and material costs for planned major maintenance such as annual production line overhauls, are expensed as incurred. When PP&E is retired or otherwise disposed, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

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

Goodwill and Intangible Assets. Assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is carried at cost and reviewed for impairment annually in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Goodwill is allocated to the reporting units at the time of each acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Further quantitative assessment may then be required. The quantitative assessment involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value of each reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions, including revenue and Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) margin growth rates and discount rate. Under the market approach, the Company utilizes significant assumptions relating to EBITDA and revenue multiples used in recent similar transactions, if any, and EBITDA and revenue multiples of similar type and size public companies. The appropriate multiple and acquisition premium is applied to the respective financial results of the reporting unit to obtain an estimate of fair value. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit to its fair value, not to exceed the carrying amount of goodwill.

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

Leases. The Company has operating and finance leases for land and buildings related to certain manufacturing facilities, warehouses and corporate offices, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s lease terms include options to extend the lease when it

Crown Holdings, Inc.
is reasonably certain that the Company will exercise the option. Variable lease payment amounts that cannot be determined at commencement of the lease, such as increases in index rates, are not included in the measurement of the lease liabilities and corresponding right-of-use assets and are recognized in the period those payments are incurred. The Company separates lease and non-lease components of lease arrangements and allocates contract consideration based on standalone selling prices. Variable consideration is allocated to the lease and non-lease components to which the variable payments specifically relate. The discount rate implicit within the Company’s leases is often not determinable and therefore the Company generally uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of the lease payments. The incremental borrowing rate is determined based on lease term and the currency in which lease payments are made. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

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

Research and Development. Research, development, and engineering costs of $33 in 2025, $32 in 2024, and $33 in 2023, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Recent Accounting and Reporting Pronouncements.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires disclosure of specific categories within the effective tax rate reconciliation and details about significant reconciling items, subject to a quantitative threshold. The standard also requires information on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. The Company adopted the standard in its disclosures for the year ended December 31, 2025 on a prospective basis.

Crown Holdings, Inc.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board issued a final standard on disaggregation of income statement expenses. The standard requires disclosure of more detailed information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact that the new guidance will have on its disclosures.

In September 2025, the FASB issued guidance to clarify and modernize the accounting for costs related to internal-use software. The guidance eliminates references to various stages of a software development project and clarifies the threshold to apply to begin capitalizing costs. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The guidance is applied on a prospective basis with the option to apply the standard retrospectively or using a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In November 2025, the FASB issued a final standard on improvements to hedge accounting, which introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

B. Acquisitions and Divestitures

In December 2024, KPS Capital Partners LP completed the sale of Eviosys, including the Company’s approximate 20% ownership share. The Company received pre-tax proceeds of $338 and recorded a gain of $275 in the fourth quarter of 2024.

The Company’s share of Eviosys net earnings was a loss of $3 for the year ended December 31, 2024 and income of $9 for year ended December 31, 2023 and is reported in Equity in net earnings of affiliates in the Consolidated Statements of Operations. The Company received distributions of $83 in the year ended December 31, 2023.

In October 2023, the Company completed its acquisition of Helvetia Packaging AG ("Helvetia"), a beverage can and end manufacturing facility in Saarlouis, Germany for $126. The addition of Helvetia expanded the Company’s European Beverage segment into Germany, adding capacity to serve growing demand for beverage cans.

C. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company’s Consolidated Balance Sheets and Statements of Cash Flows were as follows:

	2025	2024
Cash and cash equivalents	$764	$918
Restricted cash included in prepaid expenses and other current assets	115	98
Total cash, cash equivalents, and restricted cash	$879	$1,016

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company’s receivables securitization agreements.

Crown Holdings, Inc.
D. Receivables

	2025	2024
Accounts receivable	$1,048	$1,060
Less: allowance for credit losses	(25)	(30)
Net trade receivables	1,023	1,030
Unbilled receivables	395	316
Miscellaneous receivables	350	310
	$1,768	$1,656

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

As of December 31, 2025 and 2024, the Company derecognized receivables of $1,290 and $1,119 related to securitization and factoring facilities accounted for as sales. The Company also has $36 of factored receivables accounted for as secured borrowings as of December 31, 2025. The Company recorded expenses of $71, $76, and $82 for the years ended December 31, 2025, 2024, and 2023 as interest expense.

E. Inventories

	2025	2024
Raw materials and supplies	$1,006	$965
Work in process	103	106
Finished goods	468	369
	$1,577	$1,440

F. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 were as follows:

	Americas Beverage	European Beverage	Transit Packaging	Other	Total
Balance at January 1, 2024	$921	$550	$1,463	$183	$3,117
Transfers and adjustments	—	8	(3)	3	8
Foreign currency translation	(94)	(22)	(50)	(5)	(171)
Balance at December 31, 2024	827	536	1,410	181	2,954
Foreign currency translation	60	54	84	3	201
Balance at December 31, 2025	$887	$590	$1,494	$184	$3,155

The carrying amount of goodwill at December 31, 2025 and 2024 was net of the following accumulated impairments:

	Americas Beverage	European Beverage	Transit Packaging	Other	Total
Accumulated impairments	$29	$73	$—	$11	$113

Crown Holdings, Inc.
G. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	December 31, 2025			December 31, 2024
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,418	$(883)	$535	$1,342	$(734)	$608
Trade names	556	(181)	375	522	(148)	374
Technology	163	(159)	4	153	(140)	13
Long term supply contracts	157	(114)	43	139	(92)	47
Patents	12	(10)	2	12	(10)	2
	$2,306	$(1,347)	$959	$2,168	$(1,124)	$1,044

Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $148, $151, and $163.

Annual amortization expense is estimated to be $140 for 2026, $137 for 2027, $137 for 2028, $124 for 2029, and $95 for 2030.

H. Property, Plant, and Equipment

	2025	2024
Buildings and improvements	$1,997	$1,898
Machinery and equipment	6,257	5,940
Land and improvements	267	265
Construction in progress	627	469
	9,148	8,572
Less: accumulated depreciation and amortization	(3,961)	(3,645)
	$5,187	$4,927

Capitalized interest related to construction in progress was $10 and $22 for the years ended December 31, 2025 and 2024.

I. Leases

The components of lease expense for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Operating lease costs:
Operating lease cost	$56	$56	$54
Short-term lease cost	2	2	2
Total operating lease costs	$58	$58	$56

Finance lease cost:
Amortization of right-of-use assets	$—	$—	$1
Total finance lease costs	$—	$—	$1

Variable operating lease cost was $5, $4, and $5 for the years ended December 31, 2025, 2024, and 2023. Interest on finance lease liabilities was less than $1 for each of the years ended December 31, 2025, 2024, and 2023.

Crown Holdings, Inc.
Supplemental cash flow information related to leases was as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	$55	$54
Financing cash flows from finance leases	2	2	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$52	$52	$36
Supplemental balance sheet information related to finance leases was as follows:

	2025	2024
Finance leases:
Property, plant, and equipment	$23	$19
Accumulated depreciation	(4)	(3)
Property, plant, and equipment, net	$19	$16

Accrued liabilities	$2	$1
Other non-current liabilities	2	3
Total finance lease liabilities	$4	$4
The weighted average remaining lease term and weighted average discount rates for each year were as follows:

	2025	2024
Weighted average remaining lease term (years):
Operating leases	7.9	9.4
Finance leases	2.1	3.1
Weighted average discount rate:
Operating leases	4.9%	4.7%
Finance leases	2.9%	2.7%
Maturities of lease liabilities as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$49	$2
2027	42	2
2028	45	—
2029	28	—
2030	20	—
Thereafter	83	—
Total lease payments	267	4
Less imputed interest	(61)	—
	$206	$4

At December 31, 2025, the Company did not have material lease commitments that had not commenced.

Crown Holdings, Inc.
J. Other Non-Current Assets

	2025	2024
Deferred taxes	$115	$134
Pension assets	61	88
Fair value of derivatives	2	86
Investments	25	22
Other	187	181
	$390	$511

K. Accrued Liabilities

	2025	2024
Salaries and employee benefits	$191	$170
Income taxes	89	116
Accrued taxes, other than on income	83	76
Accrued interest	55	65
Pension and postretirement liabilities	29	32
Asbestos liabilities	20	20
Fair value of derivatives	38	14
Restructuring	19	13
Other	488	341
	$1,012	$847

L. Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days’ notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers.
Changes in the confirmed obligations outstanding under these supplier finance programs, included in Accounts Payable for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$927	$862
Additions	3,304	2,107
Settlements	(3,324)	(2,032)
Foreign currency translation	20	(10)
Balance at December 31	$927	$927

Crown Holdings, Inc.
M. Restructuring and Other

The Company recorded restructuring and other items as follows:

	2025	2024	2023
Restructuring	$22	$49	$23
Asset sales and impairments	53	19	72
Other costs	(3)	11	19
Asbestos	11	(4)	—
	$83	$75	$114

2025 Activity

For the year ended December 31, 2025, asset sales and impairments primarily included a $30 asset impairment charge for the Company’s beverage can plant in Myanmar, as well as impairment charges in China and end line rationalization in the Asia Pacific segment. In addition, in the first quarter of 2025 the Company recognized a gain for a sale of a building in the Transit Packaging segment.

Restructuring primarily included headcount reductions and other exit costs in the Transit Packaging segment.

During 2025, the Company recorded an $11 asbestos reserve related to an unfavorable jury verdict in the state of California. See Note P for details.

2024 Activity

Restructuring charges of $49 primarily relate to other exit costs related to previously announced plant closures in the U.S, including the Batesville, Mississippi beverage can facility and the Decatur, Illinois aerosol plant and line consolidations and business reorganization activities in European Beverage.

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

2023 Activity

During the fourth quarter of 2023, the Company made the decision to close various production facilities across various segments. Asset impairments and sales primarily includes $19 for the closure of the Batesville, Mississippi beverage can plant, $8 related to a shift in capacity from beverage can plants in Ho Chi Minh City, Vietnam and Singapore to Vung Tau, Vietnam and $5 for the closure of the Decatur, Illinois aerosol plant. Asset impairments and sales also includes $19 related to line consolidation and modernization at the Dong Nai, Vietnam beverage can plant.

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

Crown Holdings, Inc.
Restructuring charges by segment were as follows:

	2025	2024	2023
Americas Beverage	$4	$11	$4
European Beverage	3	17	9
Asia Pacific	4	4	7
Transit Packaging	11	4	(1)
Other	—	13	4
	$22	$49	$23
Restructuring charges by type were as follows:

	2025	2024	2023
Termination benefits	$12	$15	$15
Other exit costs	10	34	8
	$22	$49	$23

At December 31, 2024, the Company had a restructuring accrual of $13 related to the restructuring actions discussed above. During 2025, the Company made severance payments of $16 and had a restructuring accrual of $19 related to the actions referenced above. The Company expects to pay the remaining accrual amounts over the next twelve months. The Company continues to review its cost structure and may record additional restructuring charges in the future.

Crown Holdings, Inc.
N. Debt

	2025		2024
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$83	$83	$66	$66

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar due 2027	1,175	1,173	1,175	1,171
Euro due 2027[1]	587	587	538	538
Senior notes and debentures:
U.S. dollar at 4.25% due 2026	400	400	400	399
U.S. dollar at 4.75% due 2026	—	—	875	873
U.S. dollar at 7.375% due 2026	—	—	350	350
€500 at 2.875% due 2026	—	—	518	517
€500 at 5.00% due 2028	587	583	518	513
€500 at 4.75% due 2029	587	582	518	513
€600 at 4.50% due 2030	705	697	621	611
U.S. dollar at 5.25% due 2030	500	496	500	495
€500 at 3.75% due 2031	587	578	—	—
U.S. dollar at 5.875% due 2033	700	691	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies:
Fixed rate with rates in 2025 from 2.8% to 7.6% due through 2027	49	49	108	108
Variable rate with an average rate in 2025 of 3.6% due 2026	5	5	10	10
Total long-term debt	5,922	5,881	6,171	6,138
Less: current maturities	(480)	(480)	(80)	(80)
Total long-term debt, less current maturities	$5,442	$5,401	$6,091	$6,058
(1) €500 at December 31, 2025 and €520 at December 31, 2024

The estimated fair value of the Company’s debt, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $6,077 at December 31, 2025 and $6,255 at December 31, 2024.

In May 2025, the Company issued $700 principal amount of 5.875% senior unsecured notes due 2033 issued at par by its subsidiary Crown Americas LLC and used the proceeds, together with cash on hand, to redeem the $875 principal amount of 4.75% senior unsecured notes due February 2026. In October 2025, the Company issued €500 principal amount of 3.75% senior unsecured notes due 2031 issued at par by its subsidiary Crown European Holdings S.A. and used the proceeds, together with cash on hand, to redeem the €500 principal amount of 2.875% senior unsecured notes due February 2026. Additionally, in December 2025, the Company redeemed the $350 principal amount of 7.375% senior unsecured notes due December 2026. In connection with the early redemptions of senior notes, the Company recorded a loss from early extinguishment of debt of $15 in 2025 for premium payments.

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

The revolving credit facilities include provisions for letters of credit up to $335 that reduce the amount of borrowing capacity otherwise available. At December 31, 2025, the Company’s available borrowing capacity under the credit facilities was $1,629 equal to the facilities’ aggregate capacity of $1,650 less $21 of outstanding letters of credit. The interest rates on the facilities can vary from SOFR or EURIBOR, with a floor of zero, plus a margin of up to 1.60%, depending on the facility, based on the Company’s leverage ratio. The revolving credit facilities and term loan facilities required the Company to maintain a leverage

Crown Holdings, Inc.
ratio of no greater than 4.50 times at December 31, 2025. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company’s subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company was in compliance with all covenants as of December 31, 2025.

At December 31, 2025, the U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00%.

The weighted average interest rates were as follows:

	2025	2024	2023
Short-term debt	8.6%	4.3%	13.2%
Revolving credit facilities	3.5%	4.7%	4.5%

Aggregate maturities of long-term debt, excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2025 are $480, $1,735, $587, $587, and $1,205. Cash payments for interest during 2025, 2024, and 2023 were $372, $367, and $390.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated other comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2025 mature between one and thirty-six months.

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

	Amount of gain / (loss) recognized in AOCI

Derivatives in cash flow hedges	2025	2024
Foreign exchange	$(1)	$(1)
Commodities	19	6
	$18	$5

	Amount of gain / (loss) reclassified from AOCI into income

Derivatives in cash flow hedges	2025	2024	Affected line item in the Statements of Operations

Foreign exchange	$4	$—	Net sales
Commodities	(9)	(16)	Net sales
Foreign exchange	(4)	(1)	Cost of products sold, excluding depreciation and amortization
Commodities	19	14	Cost of products sold, excluding depreciation and amortization
	10	(3)	Income before income taxes and equity in net earnings of affiliates
	(3)	—	Provision for income taxes
	$7	$(3)	Net income

Crown Holdings, Inc.

For the year ending December 31, 2026, a net gain of $20 ($15, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the years ended December 31, 2025 and 2024 in connection with anticipated transactions that were considered probable of not occurring.

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

For the year ended December 31, 2024, the Company recorded a gain of $7 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain / (loss) recognized in earnings
Derivatives not designated as hedges	2025	2024	Affected line item in the Statements of Operations
Foreign exchange	$(1)	$—	Net sales
Foreign exchange	1	—	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(51)	15	Foreign exchange
	$(51)	$15

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

For the years ended December 31, 2025 and 2024, the Company recorded a loss of $138 ($105, net of tax) and a gain of $84 ($63, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of December 31, 2025 and December 31, 2024, cumulative losses of $5 ($27, net of tax) and gains of $133 ($131, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. The carrying amount of the hedging instrument was approximately €1,010 ($1,187) at December 31, 2025.

The Company also has cross-currency swaps with an aggregate notional values of $1,475 designated as hedges of the Company’s net investment in a euro-based subsidiary. These swaps mature in 2026 and 2030 and reduced interest expense by $30 for the year ended December 31, 2025 and $25 for the years ended December 31, 2024 and 2023.

The following table sets forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of these derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
Derivatives designated as net investment hedges	2025	2024
Foreign exchange	$(109)	$29

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, respectively. The fair value of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	December 31, 2025	December 31, 2024	Balance Sheet classification	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$1	$2	Accrued liabilities	$1	$4
Commodities contracts cash flow	Prepaid expenses and other current assets	29	10	Accrued liabilities	8	3
	Other non-current assets	2	—	Other non-current liabilities	—	—
Net investment hedge	Other current assets	—	—	Accrued liabilities	27	—
	Other non-current assets	—	86	Other non-current liabilities	33	—
		$32	$98		$69	$7
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1	$4	Accrued liabilities	$2	$7
		$1	$4		$2	$7

Total derivatives		$33	$102		$71	$14

Offsetting of Derivative Assets and Liabilities

Certain derivative financial instruments are subject to agreements with counterparties similar to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments. In the table below, the aggregate fair values of the Company’s derivative assets and liabilities are presented on both a gross and net basis, where appropriate.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2025
Derivative assets	$33	$8	$25
Derivative liabilities	71	8	63

Balance at December 31, 2024
Derivative assets	$102	$3	$99
Derivative liabilities	14	3	11

Crown Holdings, Inc.
Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024 were:

	December 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Foreign exchange	$133	$380
Commodities	433	73
Derivatives designated as net investment hedges:
Foreign exchange	1,475	875
Derivatives not designated as hedges:
Foreign exchange	476	305

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

The states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Michigan, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, West Virginia, Wisconsin, and Wyoming have enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota, West Virginia, and Wyoming, pending claims at the time of enactment, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

The Company’s approximate claims activity for the years ended 2025, 2024, and 2023 was as follows:

	2025	2024	2023
Beginning claims	59,300	58,500	57,500
New claims	1,300	1,400	1,500
Settlements or dismissals	(700)	(600)	(500)
Ending claims	59,900	59,300	58,500

For the years ended December 31, 2025, 2024, and 2023, the Company made cash payments of $19, $15, and $17 to settle asbestos claims and pay related legal and defense costs.

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2025 and December 31, 2024, the Company’s outstanding claims were:

	2025	2024
Claimants alleging first exposure after 1964	18,000	18,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,300	1,300
Other states that have enacted asbestos legislation	6,000	6,000
Other states	21,600	21,000
Total claims outstanding	59,900	59,300

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

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2025	2024	2023
Total claims	28%	27%	25%
Pre-1965 claims in states without asbestos legislation	44%	43%	44%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2025.

Approximately 83% of the claims outstanding at the end of 2025 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 14% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (29% of whom claim damages less than $25) and 14 claims were filed by plaintiffs who claim damages in excess of

Crown Holdings, Inc.
$100. In 2025, Crown Cork was party to a verdict in a mesothelioma wrongful death case tried in the Superior Court of the State of California in Los Angeles. Crown Cork’s share of the compensatory damages was $4 and punitive damages of $7. These amounts have been fully accrued as of December 31, 2025. The Company has appealed the judgment, however there can be no assurance regarding the outcome of such appeal.

As of December 31, 2025, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $177, including $125 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.
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

In June 2024, the Brazilian Federal Tax Authorities issued an assessment against the Company’s Brazilian subsidiary in relation to the use of Social Integration Program (PIS) and Social Security Funding Program (COFINS) indirect tax credits arising from a favorable judicial decision received by the Company in 2019. The assessment disallowed credits of $42 taken by the Company for the years 2004 through 2015 when the PIS and COFINS indirect taxes were calculated by fixed rates and assessed interest and penalties. During the fourth quarter of 2024, the Company received an unfavorable ruling to their challenge filed at the administrative level. The Company does not believe that a loss for this assessment is probable and has challenged the assessment at the judicial level. There can be no assurances that the Company will be successful in contesting the assessment.

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

At December 31, 2025, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

R. Other Non-Current Liabilities

	2025	2024
Deferred taxes	$281	$338
Asbestos liabilities	157	165
Postemployment benefits	23	23
Income taxes payable	28	18
Fair value of derivatives	33	—
Environmental	12	12
Other	142	114
	$676	$670
Income taxes payable includes unrecognized tax benefits as discussed in Note T.

Crown Holdings, Inc.

S. Pension and Other Postretirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2025	2024	2023
Service cost	$13	$15	$13
Interest cost	16	40	54
Expected return on plan assets	(14)	(46)	(60)
Settlements and curtailments	—	469	—
Amortization of actuarial loss	11	32	43
Amortization of prior service cost	1	1	1
Net periodic cost	$27	$511	$51

Non-U.S. Plans	2025	2024	2023
Service cost	$7	$7	$7
Interest cost	12	16	19
Expected return on plan assets	(13)	(18)	(22)
Settlements	(5)	44	—
Special termination benefits	—	—	6
Amortization of actuarial loss	—	2	3
Amortization of prior service credit	(1)	—	—
Net periodic cost	$—	$51	$13

In the third quarter of 2024, the Company’s Canadian and primary U.S. defined benefit pension plans (the "Canadian Plan" and the "U.S. Plans", respectively) entered into transactions to transfer a significant portion of their pension liabilities through the purchase of group annuity insurance contracts for the benefit of nearly all their respective retiree and deferred vested participants. The issuers of the group annuity insurance contracts fully guarantee and are solely responsible for paying each participant’s future benefits in full. The Company used plan assets to settle $119 of Canadian Plan obligations and $740 of U.S. Plans obligations and recorded settlement charges in 2024 of $47 and $469, respectively, for the Canadian and U.S. Plans. As part of the transaction, in 2024 the Company also made a cash contribution of approximately $100 to the U.S. Plans. In addition in 2024, $35 of U.S. plan obligations were settled as a result of certain retiree and deferred vested participants electing lump-sum distributions.

Additional pension expense of $6 in 2025, 2024, and 2023 was recognized for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company’s U.S. and non-U.S. plans were as follows:

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Projected Benefit Obligations
Benefit obligations at January 1	$299	$1,109	$258	$415
Service cost	13	15	7	7
Interest cost	16	40	12	16
Plan participants' contributions	—	—	2	2
Amendments	2	—	—	—
Settlements	—	(775)	(8)	(122)
Actuarial (gain) / loss	(2)	(15)	21	(7)
Benefits paid	(7)	(75)	(12)	(22)
Foreign currency translation	—	—	31	(31)
Benefit obligations at December 31	$321	$299	$311	$258
Plan Assets
Fair value of plan assets at January 1	$195	$880	$254	$412
Actual gain on plan assets	12	40	29	27
Employer contributions / (withdrawals)	6	125	(29)	(12)
Plan participants' contributions	—	—	2	1
Settlements	—	(775)	1	(122)
Benefits paid	(7)	(75)	(12)	(22)
Foreign currency translation	—	—	27	(30)
Fair value of plan assets at December 31	$206	$195	$272	$254

Funded status	$(115)	$(104)	$(39)	$(4)

Accumulated benefit obligations at December 31	$278	$257	$257	$229

During 2025, actuarial losses for the Company’s U.S. and non-U.S. pension plans totaled $3. Actuarial gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality.

U.S. pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2025	2024
Projected benefit obligations	$98	$93
Accumulated benefit obligations	92	88

U.S. pension plans with projected benefit obligations in excess of plan assets were as follows:

	2025	2024
Projected benefit obligations	$321	$296
Accumulated benefit obligations	278	255
Fair value of plan assets	206	192

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2025	2024
Projected benefit obligations	$217	$199
Accumulated benefit obligations	195	179
Fair value of plan assets	125	114

Non-U.S. pension plans with projected benefit obligations in excess of plan assets were as follows:

	2025	2024
Projected benefit obligations	$239	$199
Accumulated benefit obligations	196	179
Fair value of plan assets	145	114

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy. The levels assigned to the defined benefit plan assets as of December 31, 2025 and 2024 are summarized in the tables below:

Crown Holdings, Inc.

	2025
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$2	$8	$10
Global large cap equity	—	9	9
U.S. large cap equity	—	12	12
Mutual funds – U.S. equity	70	—	70
Mutual funds – fixed income	32	—	32
	104	29	133
Level 2
Government issued debt securities	—	24	24
Corporate debt securities	—	8	8
Insurance contracts	—	131	131
	—	163	163
Level 3
Investment funds – real estate	73	14	87
Private equity	1	—	1
Real estate – direct	28	—	28
	102	14	116

Total assets in fair value hierarchy	206	206	412

Investments measured at NAV Practical Expedient (a)
Investment funds - fixed income	—	28	28
Investment funds - global equity	—	38	38
	—	66	66
Total investments at fair value	$206	$272	$478

Crown Holdings, Inc.

	2024
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$8	$28	$36
Global large cap equity	—	8	8
U.S. large cap equity	—	10	10
Mutual funds – U.S. equity	51	—	51
	59	46	105
Level 2
Government issued debt securities	—	18	18
Corporate debt securities	—	6	6
Insurance contracts	—	102	102
Investment funds – fixed income	—	1	1
	—	127	127
Level 3
Investment funds – real estate	106	28	134
Private equity	2	—	2
Real estate – direct	28	8	36
	136	36	172

Total assets in fair value hierarchy	195	209	404

Investments measured at NAV Practical Expedient (a)
Investment funds - fixed income	—	25	25
Investment funds - global equity	—	20	20
	—	45	45
Total investments at fair value	$195	$254	$449

(a) Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Crown Holdings, Inc.
The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Private equity	Real estate	Total
Balance at January 1, 2024	$3	$231	$234
Foreign currency translation	—	(4)	(4)
Asset returns – assets held at reporting date	3	(6)	(3)
Asset returns – assets sold during the period	(4)	2	(2)
Purchases, sales and settlements, net	—	(53)	(53)
Balance at December 31, 2024	2	170	172
Foreign currency translation	—	1	1
Asset returns – assets held at reporting date	2	(13)	(11)
Asset returns – assets sold during the period	(2)	4	2
Purchases, sales and settlements, net	(1)	(47)	(48)
Balance at December 31, 2025	$1	$115	$116

The following table presents additional information about the pension plan assets valued using NAV as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2025
Investment funds – fixed income	$28	Monthly	10 days
Investment funds – global equity	38	Daily	10 days

Balance at December 31, 2024
Investment funds – fixed income	$25	Daily	10 days
Investment funds – global equity	20	Daily	10 days

The pension plan assets valued using NAV as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2025	2024
Non-current assets	$61	$88
Current liabilities	18	22
Non-current liabilities	197	174

The Company’s current liability at December 31, 2025, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2026 employer contributions are $28 for the Company’s pension plans.

Changes in the net loss and prior service credit for the Company’s pension plans were:

	2025		2024		2023
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$109	$(2)	$686	$(1)	$712	$—
Reclassification to net periodic benefit cost	(11)	—	(551)	(1)	(46)	(1)
Current year (gain) / loss	3	—	(25)	—	22	—
Amendments	—	2	—	—	(1)	—
Foreign currency translation	(2)	—	(1)	—	(1)	—
Balance at December 31	$99	$—	$109	$(2)	$686	$(1)

Crown Holdings, Inc.
Expected future benefit payments as of December 31, 2025 are:

	U.S. plans	Non-U.S. plans
2026	$16	$23
2027	41	20
2028	10	23
2029	12	24
2030	18	22
2031 - 2035	93	120

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2025	2024	2023
Discount rate	5.9%	5.9%	5.0%
Compensation increase	5.0%	5.0%	5.0%

Non-U.S. Plans	2025	2024	2023
Discount rate	4.8%	5.1%	4.8%
Compensation increase	2.9%	2.8%	2.9%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2025	2024	2023
Discount rate - service cost	5.9%	5.2%	5.4%
Discount rate - interest cost	5.7%	4.9%	5.1%
Compensation increase	5.0%	5.0%	5.0%
Long-term rate of return	7.2%	7.2%	7.2%

Non-U.S. Plans	2025	2024	2023
Discount rate - service cost	4.9%	4.7%	5.0%
Discount rate - interest cost	4.9%	4.7%	5.1%
Compensation increase	3.0%	2.9%	2.9%
Long-term rate of return	4.0%	4.2%	5.1%

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

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2025	2024	2023
Interest cost	$6	$6	$6
Net periodic benefit cost / (credit)	$6	$6	$6

Crown Holdings, Inc.
Changes in the benefit obligations were:

	2025	2024
Benefit obligations at January 1	$96	$107
Interest cost	6	6
Actuarial (gain) / loss	8	(2)
Benefits paid	(10)	(9)
Foreign currency translation	5	(6)
Benefit obligations at December 31	$105	$96

Changes in the net (gain) / loss and prior service credit for the Company’s postretirement benefit plans were:

	2025	2024	2023
	Net loss / (gain)	Net loss / (gain)	Net gain
Balance at January 1	$(5)	$(3)	$(2)
Current year (gain) / loss	8	(3)	—
Foreign currency translation	—	1	(1)
Balance at December 31	$3	$(5)	$(3)

Expected future benefit payments are as follows:

Benefit Payments
2026	$12
2027	10
2028	10
2029	10
2030	9
2031 - 2035	40

The assumed health care cost trend rates at December 31, 2025 were as follows:

Health care cost trend rate assumed for 2025	5.9%
Rate that the cost trend rate gradually declines to	4.1%
Year that the rate reaches the rate it is assumed to remain	2032

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below:

	2025	2024	2023
Benefit obligations	6.4%	6.5%	5.0%
Service cost	9.2%	8.1%	5.3%
Interest cost	6.3%	5.8%	4.9%

Defined Contribution Benefit Plans. The Company also sponsors defined contribution benefit plans in certain jurisdictions including the U.S. and the U.K. The Company recognized expense of $14, $13, and $14 in 2025, 2024, and 2023 related to these plans.

Crown Holdings, Inc.
T. Income Taxes

The components of income before income taxes were as follows:

	2025	2024	2023
U.S.	$149	$(448)	$(1)
Foreign	1,011	1,191	796
	$1,160	$743	$795

The provision for income taxes consisted of the following:

	2025	2024	2023
Current tax:
U.S. federal	$19	$89	$31
U.S. state	4	7	8
Foreign	218	255	236
	$241	$351	$275
Deferred tax:
U.S. federal	$6	$(109)	$(27)
U.S. state	5	(17)	(6)
Foreign	29	(42)	(20)
	40	(168)	(53)
Total	$281	$183	$222

Crown Holdings, Inc.
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2025
	Amount	Percentage
U.S. statutory rate at 21%	$244	21%
State taxes (a)	9	0.8
Foreign Tax Effects
Brazil
Tax incentives	(13)	(1.1)
Other	(5)	(0.4)
Mexico
Statutory tax rate difference	18	1.6
Other	(2)	(0.2)
France
Valuation allowance changes	16	1.3
Other	1	0.1
Foreign withholding taxes	11	0.9
Other	18	1.6
Effect of cross-border tax laws
Global Intangible Low-Taxed Income, net of credits	12	1.0
Foreign source income	(26)	(2.2)
Other	(8)	(0.7)
Nontaxable or nondeductible items	8	0.7
Change in unrecognized tax benefits	(2)	(0.2)
Income tax provision	$281	24.2%

(a) The states that contribute to the majority (greater than 50%) of the effect of this category include Illinois, Minnesota, Pennsylvania, Virginia and Wisconsin.

In the first quarter of 2025, the Company recognized an income tax benefit of $22, included in foreign source income above, after an internal reorganization which resulted in the release of deferred tax liabilities related to the foreign currency impact of certain intercompany debt instruments that were designated as hedges of the Company’s net investment in a euro-based subsidiary.

As of December 31, 2025, the Company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable.

Crown Holdings, Inc.

	2024	2023
U.S. statutory rate at 21%	$156	$167
Statutory tax rate differences	(17)	6
Taxes on foreign income	(30)	1
Foreign withholding taxes	19	23
U.S. taxes on foreign income, net of credits	67	5
State taxes	(12)	2
Valuation allowance changes	(17)	5
Tax contingencies	6	2
Tax law changes	5	8
Other items, net	6	3
Income tax provision	$183	$222

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in December 2026. These incentives increased net income attributable to the Company by $21 in 2025, $22 in 2024, and $20 in 2023.

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

Income taxes paid, net of refunds, in 2025 by jurisdiction were as follows:

2025
U.S. federal	$30
U.S. state	5
Foreign	251
Total taxes paid, net of refunds	$286

The Company paid $80, $39, and $17 in Mexico, Brazil and Vietnam, respectively, in 2025, included in foreign taxes paid above. The Company paid taxes of $398 and $262, respectively, in 2024, and 2023.

The components of deferred taxes at December 31 were:

	2025		2024
	Assets	Liabilities	Assets	Liabilities
Tax carryforwards	$256	$—	$251	$—
Disallowed interest carryforwards	92	—	105	—
Intangible assets	—	257	—	260
Property, plant, and equipment	15	290	14	257
Accruals and other	180	79	126	129
Pensions	51	17	48	21
Asbestos	44	—	46	—
Postretirement and postemployment benefits	22	—	23	—
Lease liabilities	30	—	32	—
Right of use assets	—	28	—	30
Valuation allowances	(185)	—	(152)	—
Total	$505	$671	$493	$697

Crown Holdings, Inc.
Tax carryforwards expire as follows:

Year	Amount
2026	$10
2027	7
2028	2
2029	4
2030	8
Thereafter	74
Unlimited	151

Tax carryforwards expiring after 2030 include $46 of U.S. state tax loss carryforwards. The unlimited category includes $97 of French tax loss carryforwards and $27 of Luxembourg tax loss carryforwards. In addition, the Company has disallowed interest in the U.S. which can be carried forward indefinitely.

The Company’s valuation allowances at December 31, 2025 include $63 related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return. In addition, the Company’s valuation allowances at December 31, 2025 includes $88 related to tax loss carryforwards in France.

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

A reconciliation of unrecognized tax benefits follows:

	2025	2024	2023
Balance at January 1	$46	$46	$46
Additions for prior year tax positions	6	10	6
Reductions to prior period tax positions	(8)	(4)	—
Lapse of statute of limitations	—	(4)	(4)
Settlements	(7)	(2)	(2)
Foreign currency translation	2	—	—
Balance at December 31	$39	$46	$46

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses.

The total interest and penalties recorded in income tax expense was $2 in 2024 and 2023. As of December 31, 2025, unrecognized tax benefits of $39, if recognized, would affect the Company’s effective tax rate.

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2025 were, 2010 and subsequent years for Germany; 2011 and subsequent years for Slovakia; 2013 and subsequent years for India; 2016 and subsequent years for Thailand and Vietnam; 2017 and subsequent years for Cambodia; 2019 and subsequent years for Luxembourg; 2020 and subsequent years for Mexico, Greece, and Italy; 2021 and subsequent years for Canada, Brazil, Spain, Singapore, and Turkey; 2022 and subsequent years for the U.S. and Switzerland; 2023 and subsequent years for France and Belgium; 2024 and subsequent years for the U.K. and Netherlands. In addition, tax authorities in certain jurisdictions, including France and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

Crown Holdings, Inc.
U. Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2025	2024	2023
Common shares outstanding at January 1	118,503,631	120,644,313	119,945,302
Shares repurchased	(5,373,432)	(2,470,604)	(143,736)
Restricted stock issued to employees, net of forfeitures	278,926	313,136	820,343
Shares issued to non-employee directors	12,509	16,786	22,404
Common shares outstanding at December 31	113,421,634	118,503,631	120,644,313

The Company declared and paid dividends of $1.04, $1.00 and $0.96 per share in 2025, 2024, and 2023, respectively. Additionally, on February 26, 2026, the Company’s Board of Directors declared a dividend of $0.35 per share payable on March 31, 2026, to shareholders of record as of March 17, 2026.

On July 25, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company’s common stock through the end of 2027. The new authorization supersedes the previous authorization announced in December 2021, which authorized the repurchase of an aggregate amount of $3,000 of Company common stock through the end of 2024. Share repurchases under the Company’s program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate, and regulatory requirements and other market conditions. The Company uses the par value method of accounting for its stock repurchases. The excess of the fair value over par value is first charged to paid-in capital, if any, and then to retained earnings. The Company repurchased $505 of its shares during 2025.

The Company is not obligated to acquire any shares of its common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion. Share repurchases are subject to the terms of the Company’s debt agreements, market conditions and other factors.

The Board of Directors has the authority to issue, at any time or from time to time, up to 30 million shares of preferred stock and has authority to fix the designations, number and voting rights, preferences, privileges, limitations, restrictions, conversion rights, and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company’s common stock.

Dividends are payable when declared by the Company’s Board of Directors and in accordance with the restrictions set forth in the Company’s debt agreements. While the Company’s debt agreements impose restrictions on the Company’s ability to pay dividends and repurchase common stock, the debt agreements generally permit dividends and common stock repurchases provided that the Company is in compliance with applicable financial and other covenants and meets certain liquidity requirements.

Crown Holdings, Inc.
V. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2025 and 2024.

	Defined benefit plans	Foreign currency translation	Cash flow hedges	Total
Balance at January 1, 2024	$(664)	$(1,022)	$(1)	$(1,687)
Other comprehensive income / (loss) before reclassifications	21	(213)	5	(187)
Amounts reclassified from accumulated other comprehensive income	413	(1)	—	412
Other comprehensive income	434	(214)	5	225
Balance at December 31, 2024	(230)	(1,236)	4	(1,462)
Other comprehensive income / (loss) before reclassifications	(7)	67	18	78
Amounts reclassified from accumulated other comprehensive income	9	—	(7)	2
Other comprehensive income / (loss)	2	67	11	80
Balance at December 31, 2025	$(228)	$(1,169)	$15	$(1,382)

See Note O and Note S for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

W. Revenue

For the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue as follows:

	2025	2024	2023
Revenue recognized over time	$7,068	$6,632	$6,472
Revenue recognized at a point in time	5,297	5,169	5,538
Total	$12,365	$11,801	$12,010

See Note Z for further disaggregation of the Company’s revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.

Contract assets are typically recognized for work in process related to the Company’s three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $30 and $9, respectively, as of December 31, 2025 and 2024 included in prepaid and other current assets. For the year ended December 31, 2025, the Company satisfied performance obligations related to contract assets at December 31, 2024 and also recorded new contract assets primarily related to work in process for the equipment business.

X. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock, or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. In April 2022, the Company’s shareholders approved the 2022 Stock-Based Incentive Plan which allowed for a total of 2.8 million shares to be issued under future awards. At December 31, 2025, there were 3.1 million authorized shares available for future awards under the 2013 and 2022 Stock-Based Incentive Plan.

Restricted and Deferred Stock

Annually, the Company awards shares of restricted stock to certain senior executives in the form of time-vesting restricted stock and performance-based shares. The time-vesting restricted stock vests ratably over three years.

Crown Holdings, Inc.

The performance-based share awards are subject to either a market condition or a performance condition. For awards subject to a market condition, the metric is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. For awards subject to a performance condition, the metric is the Company’s average return on invested capital over the three-year term.

The performance-based shares cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded, and is settled in shares of common stock. Participants who terminate employment because of disability, death or, subject to Company approval, retirement, receive accelerated vesting of their service condition to the date of termination and, if approved, performance restrictions lapse on the original vesting date.

The Company also issues shares of time-vesting restricted stock to U.S. employees and deferred stock to non-U.S. employees which vest ratably over three to five years.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2025	1,330,277
Awarded:
Time-vesting	238,036
Performance-based	155,589
Released:
Time-vesting	(293,208)
Performance-based	(30,310)
Forfeitures:
Time-vesting	(95,899)
Performance-based	(53,271)
Non-vested shares outstanding at December 31, 2025	1,251,214

The average grant-date fair value of restricted stock awarded in 2025, 2024, and 2023 follows:

	2025	2024	2023
Time-vesting	$92.03	$80.21	$87.66
Performance-based	84.48	89.57	86.10

The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2025	2024	2023
Risk-free interest rate	4.3%	4.0%	4.1%
Expected term (years)	3	3	3
Expected stock price volatility	31.5%	31.4%	39.8%

At December 31, 2025, unrecognized compensation cost related to outstanding restricted and deferred stock was $62. The weighted average period over which the expense is expected to be recognized is 1.8 years. The aggregate market value of the shares released on the vesting dates was $31 in 2025.

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

Crown Holdings, Inc.

	2025	2024	2023
Net income attributable to Crown Holdings	$738	$424	$450
Weighted average shares outstanding:
Basic	115.22	119.20	119.41
Add: dilutive restricted stock	0.52	0.23	0.26
Diluted	115.74	119.43	119.67

Basic earnings per share	$6.41	$3.56	$3.77
Diluted earnings per share	$6.38	$3.55	$3.76

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.5	0.8	0.2

Crown Holdings, Inc.
Z. Segment Information

The Company’s business is generally organized by product line and geography. The Company has determined that it has the following reportable segments: Americas Beverage, European Beverage, Asia Pacific, and Transit Packaging. Other includes the Company’s North America tinplate businesses: food can, aerosol can, and closures, and beverage tooling and equipment operations in the U.S. and U.K.

The Company’s chief operating decision maker ("CODM") is the Chairman of the Board, President and Chief Executive Officer. Segment income is used by the CODM to allocate resources, including capital expenditures, and to evaluate operating performance against budgets and forecasts. Segment income is used to assess profitability and to support decision‑making related to strategic initiatives and capital investments across reportable segments. Segment income, which is not a defined term under GAAP, is defined by the Company as income from operations adjusted to exclude intangibles amortization charges, restructuring and other and the impact of fair value adjustments related to inventory acquired in an acquisition. Segment income includes cost of products sold, depreciation, and general selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about operating segments for the three years ended December 31, 2025, 2024, and 2023:

2025		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,615	$—	$130	$138	$1,030
European Beverage	2,325	—	60	189	334
Asia Pacific	1,096	—	44	17	183
Transit Packaging	2,026	17	43	30	258
Total reportable segments	11,062	17	277	374	$1,805
Other	1,303	103	27	39
Corporate and unallocated items	—	—	4	—
Total	$12,365	$120	$308	$413

2024		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,240	$—	$128	$164	$987
European Beverage	2,071	—	55	133	276
Asia Pacific	1,161	—	46	21	195
Transit Packaging	2,107	15	43	22	270
Total reportable segments	10,579	15	272	340	$1,728
Other	1,222	67	23	42
Corporate and unallocated items	—	—	2	21
Total	$11,801	$82	$297	$403

Crown Holdings, Inc.

2023		Inter-
	External	segment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$5,147	$—	$149	$296	$876
European Beverage	1,939	—	56	291	199
Asia Pacific	1,297	—	63	66	154
Transit Packaging	2,256	49	44	26	331
Total reportable segments	10,639	49	312	679	$1,560
Other	1,371	144	22	76
Corporate and unallocated items	—	—	2	38
Total	$12,010	$193	$336	$793

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Intersegment sales primarily include cans, ends, and parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2025, 2024, and 2023 follows:

	2025	2024	2023
Segment income of reportable segments	$1,805	$1,728	$1,560
Other	148	82	117
Corporate and unallocated items	(169)	(165)	(131)
Restructuring and other, net	(83)	(75)	(114)
Amortization of intangibles	(148)	(151)	(163)
Loss from early extinguishments of debt	(15)	(1)	(1)
Other pension and postretirement	(13)	(546)	(49)
Gain on sale of equity method investment	—	275	—
Interest expense	(398)	(452)	(436)
Interest income	55	82	53
Foreign exchange	(22)	(34)	(41)
Income before income taxes and equity in net earnings of affiliates	$1,160	$743	$795

For the years ended December 31, 2025 and 2023, intercompany profit of $2 and $13 was eliminated within segment income of other.

For the years ended December 31, 2025, 2024 and 2023, one customer accounted for approximately 12%, 12%, and 11%, respectively, of the Company’s consolidated net sales, and another customer accounted for approximately 11%, 12%, and 12%, respectively. These customers are global beverage companies served by the Company’s beverage operations in the Americas, Europe, and Asia.

Crown Holdings, Inc.
Sales by major product were:

	2025	2024	2023
Metal beverage cans and ends	$8,535	$7,899	$7,514
Transit packaging	2,026	2,107	2,256
Metal food cans and ends	943	887	1,013
Other products	428	461	701
Other metal packaging	433	447	526
Total	$12,365	$11,801	$12,010

The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets comprises property, plant, and equipment.

	Net Sales			Long-Lived Assets
	2025	2024	2023	2025	2024
United States	$4,813	$4,419	$4,482	$1,650	$1,667
Brazil	1,073	1,061	991	503	478
Mexico	989	1,053	1,129	598	534
Canada	786	744	823	108	98
Spain	423	334	334	340	282
Vietnam	387	387	423	265	293
United Kingdom	372	398	494	520	502
Other	3,522	3,405	3,334	1,203	1,073
Total	$12,365	$11,801	$12,010	$5,187	$4,927

Crown Holdings, Inc.
SCHEDULE II – Valuation and Qualifying Accounts and Reserves
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Acquisitions	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2025

Allowances deducted from assets to which they apply:

Deferred tax assets	152	30	11	—	(8)	185

For the year ended December 31, 2024

Allowances deducted from assets to which they apply:

Deferred tax assets	178	(16)	(5)	—	(5)	152

For the year ended December 31, 2023

Allowances deducted from assets to which they apply:

Deferred tax assets	173	7	(1)	7	(8)	178

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Rule 10b5-1 Trading Plans

Crown Holdings, Inc.
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	63	President and Chief Executive Officer	2016
Kevin C. Clothier	57	Senior Vice President and Chief Financial Officer and Interim Chief Accounting Officer	2022
Djalma Novaes, Jr.	65	Executive Vice President and Chief Operating Officer	2025
Gary Gavin	58	President – Americas Division	2025
John Rost	56	President – Asia Pacific Division	2025
Matthew R. Madeksza	62	President – Transit Packaging Division	2022

Kevin B. Garry, age 42, the Company’s Vice President and Corporate Controller, was appointed to the role of Chief Accounting Officer effective March 1, 2026.

There are no arrangements or understandings between Mr. Garry and any other person pursuant to which he was selected as the Chief Accounting Officer. Mr. Garry does not have any familial relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which Mr. Garry has an interest requiring disclosure under Item 404(a) of Regulation S-K.

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

Crown Holdings, Inc.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 30, 2026” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2025 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	236,138	—	4,206,834
Equity compensation plans not approved by security holders
Total	236,138	—	4,206,834

(1)    Includes the 2013 and 2022 Stock-Based Incentive Compensation Plans.

(2) Includes 236,138 shares of deferred stock awarded from the 2013 and 2022 Stock-Based Incentive Compensation Plans during each year from 2021 through 2025. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 3,344,094, 629,897, and 468,981 shares available for issuance at December 31, 2025 under the 2013 and 2022 Stock Based Incentive Compensation Plans, the Company’s Employee Stock Purchase Plan, and the Stock Compensation Plan for Non-Employee Directors.

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
(1)All Financial Statements (see Part II, Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Philadelphia, PA,
Auditor Firm ID 238)

Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2025, 2024, and 2023

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)Exhibits

3.a    Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189)).

3.b    Amended and Restated By-Laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated December 13, 2022 (File No. 001-41550)).

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

4.c    Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.d    Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on From 8-K dated December 17, 1996 (File No. 1-2227)).

4.e    Terms Agreement, dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.f    Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

Crown Holdings, Inc.
4.g    Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.h    Indenture, dated as of September 15, 2016, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €600 million 2.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.i    Indenture, dated as of September 15, 2016, by and among Crown Americas LLC and Crown Americas Capital Corp. V, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $400 million 4.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.j    Amended & Restated Credit Agreement, dated April 7, 2017, by and among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, Deutsche Bank AG New York Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-50189)).

4.k    First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50189)).

4.l    Incremental Amendment No. 1, dated as of January 29, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.m    Second Amendment to Amended and Restated Credit Agreement, First Amendment to the U.S. Guarantee Agreement and First Amendment to U.S. Indemnity, Subrogation and Contribution Agreement, dated as of March 23, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.cc of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.n    Incremental Amendment No. 2 and Third Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2019, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG London Branch, Deutsche Bank AG, Canada Branch, and the various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A dated February 28, 2020 (File No. 000-50189)).

4.o    Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2021, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and

Crown Holdings, Inc.
Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein.

4.p    Purchase Agreement, dated as of March 14, 2022, by and among Crown Holdings, Inc., Crown Americas LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Mizuho Securities USA LLC, as representatives of the initial purchasers, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 17, 2022 (File No. 000-50189)).

4.q    Indenture, dated as of March 17, 2022, among Crown Americas LLC, as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $500 million 5.25% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 21, 2022 (File No. 000-50189)).

4.r    Registration Rights Agreement, dated as of March 17, 2022, by and among Crown Holdings, Inc., Crown Americas LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Mizuho Securities USA LLC, as representatives of the initial purchasers, and the Guarantors (as defined therein), relating to the $500 million 5.25% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated March 21, 2022 (File No. 000-50189)).

4.s    Incremental Amendment No. 3 and Fifth Amendment, dated August 8, 2022, to Amended and Restated Credit Agreement, dated April 7, 2017, among Crown Holdings, Inc., Crown Americas LLC, Crown European Holdings S.A., the Subsidiary Borrowers party thereto, Crown Metal Packaging Canada LP, Crown Cork & Seal Company, Inc., the Parent Guarantors party thereto, the other Credit Parties party thereto, the Lenders party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.z of the Registrant’s Current Report on Form 8-K dated August 11, 2022 (File No. 000-50189)).

4.t    Purchase Agreement, dated as of May 9, 2023, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 11, 2023 (File No. 000-50189)).

4.u    Indenture, dated as of May 18, 2023, among Crown European Holdings S.A., Crown Holdings, Inc., the other guarantors party thereto, BNP Paribas, as representative of the several initial purchases party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar and transfer agent, relating to the €500,000,000 5.000% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 24, 2023 (File No. 000-50189)).

4.v    Purchase Agreement, dated as of November 30, 2023, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 4, 2023 (File No. 000-50189)).

4.w    Indenture, dated as of December 11, 2023, among Crown European Holdings S.A., Crown Holdings, Inc., the other guarantors party thereto, BNP Paribas, as representative of the several initial purchasers party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar and transfer agent, relating to the €500,000,000 4.750% senior unsecured notes due 2029 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K December 12, 2023 (File No. 000-50189)).

4.x    Sixth Amendment, dated June 28, 2024, to Amended and Restated Credit Agreement, dated April 7, 2017, among Crown Holdings, Inc., Crown Americas LLC, Crown European Holdings S.A., the Subsidiary Borrowers party thereto, Crown Metal Packaging Canada LP, Crown Cork & Seal Company, Inc., the Parent Guarantors party thereto, the other Credit Parties party thereto, the Lenders party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated July 29, 2024 (File No. 001-41550)).

Crown Holdings, Inc.
4.y    Purchase Agreement, dated as of July 30, 2024, by and among the Company, the Issuer, BNP Paribas, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated July 31, 2024 (File No. 001-41550)

4.z    Indenture, dated August 8, 2024, among the Issuer, the Company, the other guarantors party thereto, BNP Paribas, as representative of the several initial purchasers party thereto, U.S. Bank Trust Company, National Association, as Trustee, Elavon Financial Services DAC, as paying agent, registrar and transfer agent, relating to the €600,000,000 4.500% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 8, 2024 (File No. 001-41550)).

4.aa    Seventh Amendment, dated November 11, 2024, to Amended and Restated Credit Agreement, dated April 7, 2017, among Crown Holdings, Inc., Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, the Borrowers party thereto, Crown Cork & Seal Company, Inc., Crown Holdings, Inc., Crown International Holdings, Inc., the Parent Guarantors party thereto, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, London Branch, as U.K. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent (incorporated by reference to Exhibit 4.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-41550)).

4.bb     Indenture, dated as of May 27, 2025, among the Issuer, the Company, the other guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee, relating to the $700,000,000 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 28, 2025 (File No. 001-41550)).

4.cc     Purchase Agreement, dated May 12, 2025, by and among Crown Holdings, Inc., Crown Americas LLC and BofA Securities, Inc., as representative of the Initial Purchasers named in Schedule I thereto and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 13, 2025 (File No. 001-41550)).

4.dd     Registration Rights Agreement, dated as of May 27, 2025, by and among the Issuer, the Company, BofA Securities, Inc., as representative of the initial purchasers, and the Guarantors (as defined therein), relating to the $700,000,000 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 28, 2025 (File No. 001-41550)).

4.ee     Indenture, dated October 6, 2025, among the Issuer, the Company, the other guarantors party thereto, BNP PARIBAS, as representative of the several initial purchasers party thereto, U.S. Bank Trust Company, National Association, as Trustee, U.S. Bank Europe DAC, as paying agent, registrar and transfer agent, relating to the €500,000,000 3.750% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 8, 2025 (File No. 001-41550)).

4.ff     Purchase Agreement, dated as of September 22, 2025, by and among the Company, the Issuer, BNP PARIBAS, as representative of the Initial Purchasers named in Schedule I thereto, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 23, 2025 (File No. 001-41550)).

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

(2)    First amendment to the employment contract, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford, dated as of July 24, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 000-50189)).

Crown Holdings, Inc.

(3)    Executive Employment Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 000-50189)).

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

(6)    Executive Employment Agreement, effective July 1, 2025, by and between Crown Holdings, Inc. and John Rost (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-41550)).

(7)    First Amendment to Executive Employment Agreement, effective as of July 1, 2025, by and between Crown Holdings, Inc. and Djalma Novaes, Jr. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-41550)).

(8)    Executive Employment Agreement, effective as of July 1, 2025, by and between Crown Holdings, Inc. and Gary Gavin (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-41550)).

10.b    Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2018 (incorporated by reference to Exhibit 10.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 000-50189)).

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

(2)    Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 000-50189)).

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

Crown Holdings, Inc.

(7)    Amendment No.1 to Amend and Restate Senior Executive Retirement Agreement, effective October 21, 2020, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 (File No. 000-50189)).

(8)    Amendment No 1. to Senior Executive Retirement Agreement, effective as of July 1, 2025, by and between Crown Holdings, Inc. and Djalma Novaes, Jr. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-41550)).

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

10.i    Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2013 (File No. 000-50189)).

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

10.l    Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.m    Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.n Amendment No. 1, effective February 28, 2020, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 000-50189)).

10.o    Amendment No. 2, effective February 25, 2021, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

10.p    Crown Holdings, Inc. 2022 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 21, 2022 (File No. 000-50189)).

10.q    Amendment No. 1, to the Crown Holdings, Inc. 2022 Stock-Based Incentive Compensation Plan.

Crown Holdings, Inc.
10.r    Crown Cork & Seal Company, Inc. Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.o of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50189)).

10.s    Executive Employment Agreement, effective 25 October, 2022, between Crown Holdings, Inc. and Matthew R. Madeksza (incorporated by reference to Exhibit 10.p of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-50189)).

10.t Share and Asset Purchase Agreement, dated as of April 8, 2021, by and among the Company, Crown Cork & Seal Deutschland Holdings GmbH, Blitz F21-387 GmbH, Kouti B.V. and Macsco 20.10 Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated April 13, 2021 (File No. 000-50189)).

10.u    Crown Holdings, Inc. Executive Officer Cash Severance Policy.

10.v    Amendment No. 1 to the Crown Holdings, Inc. Stock Purchase Plan, effective August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated November 1, 2024 (File No. 001-41550)).

10.w    Separation and General Release Agreement, dated June 4, 2025, by and between Carlos Baila and Crown Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-41550)).

Exhibits 10.c through 10.w are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

19.1    Securities Trading and SEC Reporting Compliance Reporting Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Quarterly Report on Form 10-Q dated July 28, 2023 (File No. 000-50189)).

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

97    Crown Holdings, Inc. Compensation Recovery Policy, effective October 2, 2023.

101    The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2025, 2024, and 2023, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2025, 2024, and 2023; (iii) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Changes in Shareholders’ Equity for the twelve months ended December 31, 2025, 2024, and 2023 and (vi) Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded with the XBRL document.

Crown Holdings, Inc.

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
Kevin C. Clothier
Senior Vice President and Chief Financial Officer and Interim Chief Accounting Officer

Date: February 27, 2026
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Kevin C. Clothier, and Adam J. Dickstein, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2025 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Chairman of the Board, President and Chief Executive Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Senior Vice President and Chief Financial Officer and Interim Chief Accounting Officer

DIRECTORS

/s/ Richard H. Fearon	/s/ Angela M. Snyder
Richard H. Fearon	Angela M. Snyder

/s/ Andrea J. Funk	/s/ Caesar F. Sweitzer
Andrea J. Funk	Caesar F. Sweitzer

/s/ Stephen J. Hagge	/s/ Marsha C. Williams
Stephen J. Hagge	Marsha C. Williams

/s/ B. Craig Owens	/s/ Dwayne A. Wilson
B. Craig Owens	Dwayne A. Wilson