Form 10-Q
period 2026-03-31
CROWN HOLDINGS, INC.
filed 2026-05-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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
215-698-5100
(registrant's telephone number, including area code)
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock $5.00 Par Value	CCK	New York Stock Exchange
7 1/2% Debentures Due 2096	CCK96	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-B2 of the Exchange Act).    Yes ☐   No  ☒

There were 111,746,617 shares of Common Stock outstanding as of April 30, 2026.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$3,259	$2,887
Cost of products sold, excluding depreciation and amortization	2,615	2,262
Depreciation and amortization	118	110
Selling and administrative expense	159	152
Restructuring and other, net	2	(2)
Income from operations	365	365
Debt extinguishment costs	3	—
Other pension and postretirement	5	5
Interest expense	97	99
Interest income	(12)	(13)
Foreign exchange	(3)	2
Income before taxes and equity in net earnings of affiliates	275	272
Provision for income taxes	70	46
Equity in net earnings of affiliates	1	1
Net income	206	227
Net income attributable to noncontrolling interests	31	34
Net income attributable to Crown Holdings	$175	$193

Earnings per common share attributable to Crown Holdings:
Basic	$1.56	$1.65
Diluted	$1.56	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$206	$227

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(32)	(35)
Pension and other postretirement benefits	2	2
Derivatives qualifying as hedges	13	(2)
Total other comprehensive income / (loss)	(17)	(35)

Total comprehensive income	189	192
Net income attributable to noncontrolling interests	31	34
Translation adjustments attributable to noncontrolling interests	(1)	—
Derivatives qualifying as hedges attributable to noncontrolling interests	1	—
Comprehensive income attributable to Crown Holdings	$158	$158

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$584	$764
Receivables, net	1,957	1,768
Inventories	1,701	1,577
Prepaid expenses and other current assets	291	279
Total current assets	4,533	4,388

Goodwill	3,128	3,155
Intangible assets, net	914	959
Property, plant and equipment, net	5,159	5,187
Operating lease right-of-use assets, net	195	193
Other non-current assets	376	390
Total assets	$14,305	$14,272

Liabilities and equity
Current liabilities
Short-term debt	$53	$83
Current maturities of long-term debt	507	480
Current portion of operating lease liabilities	48	48
Accounts payable	2,635	2,643
Accrued liabilities	814	1,012
Total current liabilities	4,057	4,266

Long-term debt, excluding current maturities	5,697	5,401
Pension and postretirement liabilities	289	291
Non-current portion of operating lease liabilities	161	158
Other non-current liabilities	689	676
Commitments and contingent liabilities (Note J)

Noncontrolling interests	495	481
Crown Holdings shareholders' equity	2,917	2,999
Total equity	3,412	3,480
Total liabilities and equity	$14,305	$14,272

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$206	$227
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	118	110
Debt extinguishment costs	3	—
Restructuring and other, net	2	(2)
Pension and postretirement expense	10	10
Pension contributions	(5)	25
Stock-based compensation	13	14
Working capital changes and other	(401)	(370)
Net cash (used for) / provided by operating activities	(54)	14
Cash flows from investing activities
Capital expenditures	(87)	(33)
Net investment hedge	12	13
Settlement of net investment hedge	(45)	—
Proceeds from sale of property, plant and equipment	23	21
Net cash (used for) / provided by investing activities	(97)	1
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	251	1
Proceeds from short-term debt	26	177
Payments of short-term debt	(58)	(43)
Proceeds from long-term debt	141	—
Payments of long-term debt	(14)	(27)
Debt issuance costs	(11)	—
Dividends paid to noncontrolling interests	(17)	(28)
Dividends paid to shareholders	(39)	(30)
Common stock repurchased	(212)	(203)
Payments from financed assets	(96)	—
Net cash used for financing activities	(29)	(153)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	1
Net change in cash, cash equivalents, and restricted cash	(184)	(137)
Cash, cash equivalents, and restricted cash at January 1	879	1,016
Cash, cash equivalents, and restricted cash at March 31	$695	$879

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders' Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2026	$569	$—	$3,812	$(1,382)	$2,999	$481	$3,480
Net income			175		175	31	206
Other comprehensive income				(17)	(17)		(17)
Dividends declared			(39)		(39)	(17)	(56)
Restricted stock awarded	2	(2)			—		—
Stock-based compensation		13			13		13
Common stock issued		—			—		—
Common stock repurchased	(10)	(11)	(193)		(214)		(214)
Balance at March 31, 2026	$561	$—	$3,755	$(1,399)	$2,917	$495	$3,412

Balance at January 1, 2025	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228
Net income			193		193	34	227
Other comprehensive income				(35)	(35)		(35)
Dividends declared			$(30)		(30)	$(28)	(58)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		14			14		14
Common stock issued		1			1		1
Common stock repurchased	$(11)	$(14)	$(180)		(205)		(205)
Balance at March 31, 2025	$584	$—	$3,607	$(1,497)	$2,694	$478	$3,172

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the "Company"). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2026 and the results of its operations for the three months ended March 31, 2026 and 2025 and of its cash flows for the three months ended March 31, 2026 and 2025. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America ("GAAP"), the application of which requires management's utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

B.Recent Accounting and Reporting Pronouncements

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued a final standard on disaggregation of income statement expenses. The standard requires disclosure of more detailed information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact that the new guidance will have on its disclosures.

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

In November 2025, the FASB issued a final standard on improvements to hedge accounting, which introduces five targeted improvements to better align hedge accounting with entities' risk management activities. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

C.     Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

Crown Holdings, Inc.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$584	$764
Restricted cash included in prepaid expenses and other current assets	111	115
Total cash, cash equivalents, and restricted cash	$695	$879

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	March 31, 2026	December 31, 2025
Accounts receivable	$1,123	$1,048
Less: allowance for credit losses	(26)	(25)
Net trade receivables	1,097	1,023
Unbilled receivables	487	395
Miscellaneous receivables	373	350
	$1,957	$1,768

E.    Inventories

	March 31, 2026	December 31, 2025
Raw materials and supplies	$1,043	$1,006
Work in process	113	103
Finished goods	545	468
	$1,701	$1,577

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2026			December 31, 2025
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,407	$(903)	$504	$1,418	$(883)	$535
Trade names	551	(185)	366	556	(181)	375
Technology	162	(160)	2	163	(159)	4
Long term supply contracts	156	(116)	40	157	(114)	43
Patents	12	(10)	2	12	(10)	2
	$2,288	$(1,374)	$914	$2,306	$(1,347)	$959

Net income for the three months ended March 31, 2026 and 2025 included amortization expense of $38 and $35.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $857 and $927 confirmed obligations outstanding under these supplier finance programs as of March 31, 2026 and December 31, 2025 included in Accounts payable.

Crown Holdings, Inc.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended
	March 31,
	2026	2025
Asset sales and impairments, net	$—	$(9)
Restructuring	1	7
Other costs	1	—
	$2	$(2)

For the three months ended March 31, 2025, the gain on asset sales and impairments primarily relates to the sale of a building in the Transit Packaging segment.

During the first quarter of 2026, the Company made payments of $4 and had a restructuring accrual of $17. The Company expects to pay these amounts over the next twelve months. The Company continues to review its cost structure and may record additional restructuring charges in the future.

I.    Asbestos-Related Liabilities

Crown Cork & Seal Company, Inc. ("Crown Cork") is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork.

Prior to 1998, amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. The fund was depleted in 1998 and the Company has no remaining coverage for asbestos-related costs.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor's liability for asbestos to the acquired company's asset value adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the acquired company's adjusted asset value. In November 2004, the legislation was amended to address a Pennsylvania Supreme Court decision (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002) which held that the statute violated the Pennsylvania Constitution due to retroactive application. The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld.

In June 2003, the state of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor's assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor's assets.

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

Crown Holdings, Inc.

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

During the three months ended March 31, 2026, the Company paid $2 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	59,900
New claims	400
Settlements or dismissals	(100)
Ending claims	60,200

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2025, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	18,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	1,300
Other states that have enacted asbestos legislation	6,000
Other states	21,600
Total claims outstanding	59,900

The outstanding claims in each period exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action against the Company. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states, as described above, where the Company's liability is limited by statute.

With respect to claimants alleging first exposure to asbestos before or during 1964, the Company does not include in its accrual any amounts for settlements in states where the Company's liability is limited by statute except for certain pending claims in Texas as described earlier.

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

As of December 31, 2025 and 2024, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2025	2024
Total claims	28%	27%
Pre-1965 claims in states without asbestos legislation	44%	43%

Crown Cork has entered into arrangements with plaintiffs' counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company's estimated liability as of March 31, 2026. In 2025, Crown Cork was party to a verdict in a mesothelioma wrongful death case

Crown Holdings, Inc.

tried in the Superior Court of the State of California in Los Angeles. Crown Cork's share of the compensatory damages was $4 and punitive damages of $7. These amounts have been fully accrued. The Company has appealed the judgment, however there can be no assurances regarding the outcome of such appeal.

As of March 31, 2026, the Company's accrual for pending and future asbestos-related claims and related legal costs was $175, including $112 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company's accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company's accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 83% of the claims outstanding at the end of 2025), the Company and claimant's willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant's ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company's asbestos cases are filed).

J.    Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party ("PRP") at a number of sites and has recorded aggregate accruals of $12 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

The Company has also recorded aggregate accruals of $7 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company's accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

In March 2015, the Bundeskartellamt, or German Federal Cartel Office ("FCO"), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the "Commission"). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany. In July 2022, the Company reached a settlement with the Commission relating to the Commission's investigation, pursuant to which the Company agreed to pay a fine in the amount of $8. Fining decisions based on settlements can be appealed under EU law and the Company sought annulment of the Commission's fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. In October 2024, the General Court of the EU issued a judgment dismissing the Company's appeal. In December 2024, the Company appealed the General Court's judgment to the European Court of Justice. There can be no assurance regarding the outcome of such appeal.

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or "FCA") issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups,

Crown Holdings, Inc.

including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. On December 29, 2023, the FCA issued a decision imposing a fine of €4 million on the Company. The Company has appealed the decision of the FCA, however there can be no assurance regarding the outcome of such appeal.

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

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the Company's normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company's consolidated earnings, financial position or cash flow. The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary conduct of business. At times, the Company guarantees the obligations of subsidiaries under certain of these contracts and is liable for such arrangements only if the subsidiary fails to perform its obligations under the contract.

The Company's basic raw materials for its products are aluminum and steel, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At March 31, 2026, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities measured at fair value and their placement within the fair value hierarchy.

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

The Company's objective in managing exposure to market and interest rate risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk, using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers and borrowing both fixed and floating debt instruments to manage interest rate risk.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2026 mature between one and twenty-one months.

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

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and earnings from changes in the fair value of derivative instruments designated as cash flow hedges.

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in OCI
	Three Months Ended March 31,
Derivatives in cash flow hedges	2026	2025
Commodities	$13	$(3)
Foreign exchange	—	1
	$13	$(2)

	Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended March 31,
Derivatives in cash flow hedges	2026	2025	Affected line items in the Statement of Operations
Commodities	$(20)	$(3)	Net sales
Commodities	23	4	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(1)	(1)	Cost of products sold, excluding depreciation and amortization
	2	—	Income before taxes and equity in net earnings of affiliates
	(1)	—	Provision for income taxes
	$1	$—	Net income

For the twelve-month period ending March 31, 2027, a net gain of $36 ($27, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the three months ended March 31, 2026 and 2025 in connection with anticipated transactions that were considered probable of not occurring.

Contracts Not Designated as Hedges

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, trade accounts receivable and payable and unrecognized firm commitments were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes arising from re-measurement of the related hedged items. The Company's primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income
	Three Months Ended March 31,
Derivatives not designated as hedges	2026	2025	Affected line item in the Statement of Operations
Foreign exchange	$(1)	$—	Net sales
Foreign exchange	(13)	(22)	Foreign exchange
	$(14)	$(22)

Crown Holdings, Inc.

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2026 and 2025, the Company recorded a gain of $19 ($15, net of tax) and a loss of $43 ($33, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of March 31, 2026 and December 31, 2025, cumulative gains of $14 ($41, net of tax) and losses of $5 ($27, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. The carrying amount of the hedging instrument was approximately €1,011 ($1,168) at March 31, 2026.

The Company also has cross-currency swaps with an aggregate notional value of $600 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2030 and reduced interest expense by $2 for the three months ended March 31, 2026. The Company also had cross-currency swaps with an aggregate notional value of $875 that matured in February 2026, resulting in a loss of $45 ($34, net of tax), included in accumulated other comprehensive income. These swaps reduced interest expense by $2 and $7 for the three months ended March 31, 2026 and 2025, respectively.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
	Three Months Ended March 31,
Derivatives designated as net investment hedges	2026	2025
Foreign exchange	$(4)	$(28)

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

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	March 31, 2026	December 31, 2025	Balance Sheet classification	March 31, 2026		December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$2	$1	Accrued liabilities	$3		$1
Commodities contracts cash flow	Prepaid expenses and other current assets	52	29	Accrued liabilities	15		8
	Other non-current assets	2	2	Other non-current liabilities	—		—
Net investment hedge	Prepaid expenses and other current assets	—	—	Accrued liabilities	—		27
	Other non-current assets	—	—	Other non-current liabilities	19	0	33
		$56	$32		$37		$69
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$2	$1	Accrued liabilities	$7		$2
		$2	$1		$7		$2

Total derivatives		$58	$33		$44		$71

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2026
Derivative assets	$58	$14	$44
Derivative liabilities	44	14	30

Balance at December 31, 2025
Derivative assets	$33	$8	$25
Derivative liabilities	71	8	63

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 were:

	March 31, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Foreign exchange	$394	$133
Commodities	380	433
Derivatives designated as net investment hedges:
Foreign exchange	600	1,475
Derivatives not designated as hedges:
Foreign exchange	477	476

L.    Debt

	March 31, 2026		December 31, 2025
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$53	$53	$83	$83

Long-term debt
Senior secured borrowings:
Revolving credit facilities	250	250	—	—
Term loan facilities
U.S. dollar due 2031	1,175	1,169	1,175	1,173
Euro due 2031[1]	577	575	587	587
Senior notes and debentures:
U.S. dollar at 4.25% due 2026	400	400	400	400
€500 at 5.00% due 2028	578	574	587	583
€500 at 4.75% due 2029	578	573	587	582
€600 at 4.50% due 2030	693	686	705	697
U.S. dollar at 5.25% due 2030	500	496	500	496
€500 at 3.750% due 2031	578	569	587	578
U.S. dollar at 5.875% due 2033	700	691	700	691
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	181	181	54	54
Total long-term debt	6,250	6,204	5,922	5,881
Less current maturities	(507)	(507)	(480)	(480)
Total long-term debt, less current maturities	$5,743	$5,697	$5,442	$5,401
(1) €500 at March 31, 2026 and December 31, 2025

The estimated fair value of the Company's debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,286 at March 31, 2026 and $6,077 at December 31, 2025.

In March 2026, the Company amended and restated the credit agreement governing its senior secured credit facilities (the "Second A&R Credit Agreement"). The Second A&R Credit Agreement extended the existing facilities' maturity to March 2031. All other material terms of the credit agreement remained unchanged. The facilities under the Second

Crown Holdings, Inc.

A&R Credit Agreement include a $800 U.S. dollar denominated revolving facility, a $800 multicurrency revolving facility, a $50 Canadian dollar-denominated revolving facility, a $1,175 Term A Loan, and a €499.5 Euro Term Loan.

The U.S. dollar term loan interest rate was SOFR plus 1.00% and the Euro term loan interest rate was EURIBOR plus 1.00% at March 31, 2026. The U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00% at December 31, 2025.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2026	2025
Service cost	$3	$3
Interest cost	4	4
Expected return on plan assets	(3)	(3)
Recognized net loss	2	3
Net periodic cost	$6	$7

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2026	2025
Service cost	$2	$2
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Net periodic cost	$2	$2

	Three Months Ended
	March 31,
Other postretirement benefits	2026	2025
Interest cost	$2	$1
Net periodic cost	$2	$1

The components of net periodic cost other than the service cost component are included in Other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
	March 31,
Details about accumulated other comprehensive income components	2026	2025	Affected line items in the statement of operations
Actuarial losses	$2	$3	Other pension and postretirement
	2	3	Income before taxes and equity in net earnings of affiliates
	—	(1)	Provision for income taxes
Total reclassified	$2	$2	Net income

Crown Holdings, Inc.

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $212 of its shares during the three months ended March 31, 2026.

For the three months ended March 31, 2026 and 2025, the Company declared and paid cash dividends of $0.35 per share and $0.26 per share, respectively. Additionally, on April 30, 2026, the Company's Board of Directors declared a dividend of $0.35 per share payable on May 28, 2026 to shareholders of record as of May 14, 2026.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2025	$(230)	$(1,236)	$4	$(1,462)
Other comprehensive income / (loss) before reclassifications	—	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive income	2	—	—	2
Other comprehensive income / (loss)	2	(35)	(2)	(35)
Balance at March 31, 2025	$(228)	$(1,271)	$2	$(1,497)

Balance at January 1, 2026	$(228)	$(1,169)	$15	$(1,382)
Other comprehensive income / (loss) before reclassifications	—	(31)	13	(18)
Amounts reclassified from accumulated other comprehensive income	2	—	(1)	1
Other comprehensive income / (loss)	2	(31)	12	(17)
Balance at March 31, 2026	$(226)	$(1,200)	$27	$(1,399)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2026	2025
Revenue recognized over time	$1,890	$1,680
Revenue recognized at a point in time	1,369	1,207
Total revenue	$3,259	$2,887

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.

Crown Holdings, Inc.

Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment business. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $36 and $30 as of March 31, 2026 and December 31, 2025, respectively, included in prepaid and other current assets. During the three months ended March 31, 2026, the Company satisfied performance obligations related to contract assets at December 31, 2025 and also recorded new contract assets primarily related to work in process for the equipment business.
Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to Crown Holdings	$175	$193
Weighted average shares outstanding:
Basic	112.0	116.7
Dilutive restricted stock	0.5	0.3
Diluted	112.5	117.0
Basic earnings per share	$1.56	$1.65
Diluted earnings per share	$1.56	$1.65

For the three months ended March 31, 2026 and 2025, 0.28 million and 0.12 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

Three Months Ended March 31, 2026
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,530	$—	$35	$24	$210
European Beverage	588	—	16	48	86
Asia Pacific	303	—	10	3	52
Transit Packaging	496	5	11	7	53
Total reportable segments	2,917	5	72	82	$401
Other	342	30	7	4
Corporate and unallocated items	—	—	1	1
Total	$3,259	$35	$80	$87

Crown Holdings, Inc.

Three Months Ended March 31, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,320	$—	$31	$9	$236
European Beverage	512	—	14	16	67
Asia Pacific	279	—	11	—	47
Transit Packaging	482	4	11	8	60
Total reportable segments	2,593	4	67	33	$410
Other	294	17	7	—
Corporate and unallocated items	—	—	1	—
Total	$2,887	$21	$75	$33

The Company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

The primary sources of revenue included in Other are the Company's North America tinplate businesses: food can, aerosol can, and closures, and beverage tooling and equipment operations in the U.S. and U.K.

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

Intersegment sales primarily include equipment and parts used in the manufacturing process.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2026	2025
Segment income of reportable segments	$401	$410
Segment income of other	47	29
Corporate and unallocated items	(43)	(41)
Restructuring and other, net	(2)	2
Amortization of intangibles	(38)	(35)
Debt extinguishment costs	(3)	—
Other pension and postretirement	(5)	(5)
Interest expense	(97)	(99)
Interest income	12	13
Foreign exchange	3	(2)
Income from operations before taxes and equity in net earnings of affiliates	$275	$272

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2026 compared to 2025 and changes in financial condition and liquidity from December 31, 2025. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil and Europe. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum and population and GDP growth in many markets. To meet such demand, the Company made long-term investments of at least $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2019. Capital spending to support our growth objectives is estimated at $550 in 2026.

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a long-term net leverage target of 2.5x adjusted EBITDA (a non-GAAP measure). The Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders. On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. As of March 31, 2026, the Company had approximately $1,100 remaining that may yet be purchased under the program.

The Company continues to actively elevate its commitment to sustainability, which is a core focus of the Company. In 2020, the Company introduced Twentyby30, a robust program that outlines twenty measurable, science based, environmental, social and governance goals to be completed by 2030. The Company was honored as one of Forbes' Net Zero Leaders for 2025, a recognition that reflects the commitment and hard work of the global organization, driving meaningful and consistent progress toward the Company's sustainability goals.

The Company continues to actively manage the challenges of supply chain disruptions, foreign exchange, interest rate fluctuations, and inflationary pressures, including increasing costs for raw materials, energy and transportation. Additionally, tariffs, retaliatory trade measures and further trade restrictions could result in higher raw material costs and a wide range of possible outcomes including impacts on consumers and industrial activity. The Company attempts to mitigate inflationary pressures on energy and raw material costs with contractual pass-through provisions that include annual selling price adjustments based on price indices. The Company also uses commodity forward contracts to manage its exposure to raw material costs. The ability to mitigate inflationary risks through these measures varies by region and the impact on the results of the Company's segments is discussed, as applicable, under the heading "Results of Operations" below.

To date the war between Russia and Ukraine and the conflicts in the Middle East, including the war in Iran, have not had a direct material impact on the Company's business, financial condition, or results of operations.

Results of Operations

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, restructuring and other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and the British pound in the Company's European Beverage segment, and the Thai baht in the Company's Asia Pacific segment. The Company's Transit

Crown Holdings, Inc.

Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the euro, the Indian rupee, the Swedish krona, and the Mexican peso.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2026	2025
Net sales	$3,259	$2,887

Net sales increased primarily due to $234 from the pass-through of higher material costs, 5% higher beverage volumes, and favorable foreign currency translation of $74.

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

Net sales and Segment income in the Americas Beverage segment were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net sales	$1,530	$1,320
Segment income	210	236

Net sales increased primarily due to $184 from the pass-through of higher aluminum costs.

Segment income decreased primarily due to higher costs not recovered and 5% lower beverage can volumes in Brazil.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to consumer focus on sustainability benefits of aluminum and a market shift to cans versus other packaging formats. To meet volume requirements, the Company plans to add additional line capacity in Korinthos, Greece and Agoncillo, Spain in late 2026. In April 2026, the Company announced plans to construct a new two-line, high-speed beverage can plant in Northern India. This plant is expected to commence operations in the second half of 2027.

Crown Holdings, Inc.

Net sales and Segment income in the European Beverage segment were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net sales	$588	$512
Segment income	86	67

Net sales increased primarily due to 7% higher volumes and favorable foreign currency translation of $36.

Segment income increased primarily due to higher volumes and favorable foreign currency translation of $5.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically, growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In recent years, the Asia Pacific beverage can market has experienced some softness as the region struggles with the effects of higher inflation and interest rates.

Net sales and Segment income in the Asia Pacific segment were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net sales	$303	$279
Segment income	52	47

Net sales increased primarily due to 17% higher volumes and favorable foreign currency translation of $7.

Segment income increased primarily due to higher volumes.

Transit Packaging

The Company's Transit Packaging segment includes the Company's worldwide automation and equipment technologies, protective packaging solutions, and steel and plastic consumables. Automation and equipment technologies include manual, semi-automatic, and automatic equipment and tools, which are primarily used in end-of-line operations to apply and remove consumables such as strap and film. Protective solutions include standard and purpose designed products, such as airbags, edge protectors, and honeycomb products, among others, that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Steel and plastic consumables include steel strap, plastic strap, industrial film, and other related products that are used across a wide range of industries.

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
Net sales and Segment income in the Transit Packaging segment were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net sales	$496	$482
Segment income	53	60

Crown Holdings, Inc.

Net sales increased primarily due to favorable foreign currency translation of $21, partially offset by lower material costs.

Segment income decreased primarily due to margin compression due to lower selling prices, primarily in plastic strap and protective solutions, partially offset by improved cost performance of $6.

Other

Other includes the Company's North America tinplate businesses: food can, aerosol can, and closures, and beverage tooling and equipment operations in the U.S. and U.K.

Net sales and Segment income in Other were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net sales	$342	$294
Segment income	47	29

Net sales increased primarily due to $37 from the pass-through of higher tinplate costs and higher sales in the Company's beverage can equipment operations.

Segment income increased primarily due to increased profitability in the Company's North America tinplate businesses due to commercial and operational improvements with 3% volume growth in North American food cans and higher sales in the Company's beverage can equipment operations.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended
	March 31,
	2026	2025
Corporate and unallocated expense	$(43)	$(41)

Corporate and unallocated expenses were relatively flat for the three months ended March 31, 2026 compared to 2025.

Restructuring and other, net

Restructuring and other was relatively flat for the three months ended March 31, 2026 compared to 2025.

The Company continues to review its cost structure and may record additional restructuring charges in the future.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended
	March 31,
	2026	2025
Income before taxes and equity in net earnings of affiliates	$275	$272
Provision for income taxes	70	46
Effective income tax rate	25.5%	16.9%

Crown Holdings, Inc.

The increase in the effective tax rate for the three months ended March 31, 2026 compared to 2025, was primarily due to an income tax benefit of $22 recorded in the first quarter of 2025 after an internal reorganization which resulted in the release of deferred tax liabilities related to the foreign currency impact of certain intercompany debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary.

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). OBBBA is not expected to have a material impact on the Company's financial results for 2026.

Effective January 1, 2024, various jurisdictions in which the Company operates have enacted the Pillar II directive which establishes a global minimum corporate tax rate of 15% initiated by the Organisation for Economic Co-operation and Development ("OECD"). The Company does not currently expect Pillar II to have a material impact on its financial results, including its annual estimated effective tax rate or liquidity for 2026 based on currently enacted tax laws. However, the Company continues to monitor developments across its jurisdictions, including any additional guidance issued by the OECD.

Net income attributable to noncontrolling interest

For the three months ended March 31, 2026 compared to 2025, net income attributable to noncontrolling interests decreased from $34 to $31 primarily due to lower earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash used for operating activities increased from an inflow of $14 for the three months ended March 31, 2025 to an outflow of $54 for the three months ended March 31, 2026, primarily due to changes in working capital.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 31 days as of March 31, 2025 to 30 days as of March 31, 2026.

Inventory turnover decreased from 57 days at March 31, 2025 to 55 days at March 31, 2026.

Days outstanding for trade payables decreased from 87 days at March 31, 2025 to 86 days at March 31, 2026.
Investing Activities

Cash used for investing activities increased from an inflow of $1 for the three months ended March 31, 2025 to an outflow of $97 for the three months ended March 31, 2026, primarily due to increased capital expenditures and $45 settlement of cross-currency swaps that matured in February 2026.

The Company currently expects capital expenditures in 2026 to be approximately $550.

Financing Activities

Cash used for financing activities decreased from $153 for the three months ended March 31, 2025 to $29 for the three months ended March 31, 2026, primarily due to increased borrowings under the Company's revolving credit facilities, partially offset by $96 of payments for assets financed in 2025. The Company expects cash receipts from financed assets at the end of 2026.
Liquidity

As of March 31, 2026, $518 of the Company's $584 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $254 was held by subsidiaries for which earnings are considered indefinitely reinvested.

Crown Holdings, Inc.

The Company's revolving credit agreements provide capacity of $1,650 and as of March 31, 2026, the Company had available capacity of $1,380. The Company could have borrowed this amount at March 31, 2026 and still have been in compliance with its leverage ratio covenants.

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

The Company's revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company's total net leverage ratio of 2.57 to 1.0 at March 31, 2026 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may or may not pursue such transactions.

The Company's current sources of liquidity also include a securitization facility with a program limit up to a maximum of $800 that expires in July 2027 and securitization facilities with program limits of $230 and $180 that expire in November 2027.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

Capital Resources

As of March 31, 2026, the Company had approximately $261 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

Contractual Obligations

There were no material changes to the Company's contractual obligations provided within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which information is incorporated herein by reference.

Supplemental Guarantor Financial Information

The Company and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of senior notes and debentures issued by other 100% directly or indirectly owned subsidiaries. These senior notes and debentures are fully and unconditionally guaranteed by the Company and substantially all of its subsidiaries in the United States, except in the case of the Company's outstanding 7.50% senior notes due 2096 issued by Crown Cork & Seal Company, Inc., which are fully and unconditionally guaranteed by Crown Holdings, Inc. (the "Parent"). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

The following tables present summarized financial information related to the senior notes issued by the Company's subsidiary debt issuers and guarantors on a combined basis for each issuer and its guarantors (together, an "obligor group") after elimination of (i) intercompany transactions and balances among the Parent and the guarantors and (ii)

Crown Holdings, Inc.

equity in earnings from and investments in any subsidiary that is a non-guarantor. Crown Cork Obligor group consists of Crown Cork & Seal Company, Inc. and the Parent. Crown Americas Obligor group consists of Crown Americas LLC, Crown Americas Capital Corp. V, Crown Americas Capital Corp. VI, the Parent, and substantially all of the Company's subsidiaries in the United States.

Crown Cork Obligor Group

Three Months Ended
March 31, 2026
Net sales	$—
Gross Profit	—
Loss from operations	(1)
Net loss[1]	(18)
Net loss attributable to Crown Holdings[1]	(18)
(1) Includes $22 of expense related to intercompany interest with non-guarantor subsidiaries

	March 31, 2026	December 31, 2025
Current assets	$74	$74
Non-current assets	21	22
Current liabilities	37	79
Non-current liabilities[1]	7,577	7,286
(1) Includes payables of $7,250 and $6,954 due to non-guarantor subsidiaries as of March 31, 2026 and December 31, 2025

Crown Americas Obligor Group

Three Months Ended
March 31, 2026
Net sales[1]	$1,409
Gross profit[2]	210
Income from operations[2]	91
Net income[3]	21
Net income attributable to Crown Holdings[3]	21
(1) Includes $118 of sales to non-guarantor subsidiaries
(2) Includes $12 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $1 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

	March 31, 2026	December 31, 2025
Current assets[1]	$1,081	$1,267
Non-current assets[2]	3,616	3,523
Current liabilities[3]	1,723	1,792
Non-current liabilities[4]	5,197	5,066
(1) Includes receivables of $48 and $39 due from non-guarantor subsidiaries as of March 31, 2026 and December 31, 2025
(2) Includes receivables of $245 and $111 due from non-guarantor subsidiaries as of March 31, 2026 and December 31, 2025
(3) Includes payables of $23 and $25 due to non-guarantor subsidiaries as of March 31, 2026 and December 31, 2025
(4) Includes payables of $981 and $951 due to non-guarantor subsidiaries as of March 31, 2026 and December 31, 2025

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled "Commitments and Contingent Liabilities," to the consolidated financial statements, and in Part II within Item 1A of this report which information is incorporated herein by reference.

Crown Holdings, Inc.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. which require that management make numerous estimates and assumptions.

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements, as applicable, are included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements included herein, including, but not limited to, those in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, "Business" and Item 3, "Legal Proceedings" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which are not historical facts (including any statements concerning the conflicts in the Middle East, including the war in Iran, southeast Asia and the Russia-Ukraine war, objectives of management for share repurchases, dividends, future operations or economic performance, or assumptions related thereto, including the potential for higher interest rates, energy and raw material prices, including tariffs, retaliatory trade measures and further trade restrictions), are "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also "forward-looking statements."

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other sections contained in the Company's quarterly, annual or other reports filed with the U.S. Securities and Exchange Commission ("SEC"), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 within Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A of Part II below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the

Crown Holdings, Inc.

Company's use of derivative instruments and their fair values at March 31, 2026, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2026, the Company had $2.1 billion principal floating interest rate debt and $1.4 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note I entitled "Asbestos-Related Liabilities" and Note J entitled "Commitments and Contingent Liabilities" to the consolidated financial statements within Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended March 31, 2026. The table excludes 106,573 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended March 31, 2026.

Crown Holdings, Inc.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the program as of the end of the period (millions of dollars)
January	—	$—	—	$1,296
February	1,133,509	$113.86	1,133,509	$1,167
March	661,821	$107.23	661,821	$1,096
	1,795,330		1,795,330
(1) In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a) Crown Holdings, Inc. (the "Company") held its Annual Meeting of Shareholders on April 30, 2026 (the "Annual Meeting"). As of March 10, 2026, the record date for the meeting, 112,241,962 shares of Common Stock, par value $5.00 per share, of the Company ("Common Stock") were issued and outstanding. A quorum of 99,801,764 shares of Common Stock were present or represented at the meeting.

(b) The following individuals were nominated and elected to serve as directors:

Timothy J. Donahue, Michael P. Doss, Richard H. Fearon, Andrea J. Funk, Stephen J. Hagge, B. Craig Owens, Angela M. Snyder, Caesar F. Sweitzer, Marsha C. Williams and Dwayne A. Wilson.

At the Annual Meeting, the Company's Shareholders voted on the four matters below as follows:

1)The Company's Shareholders elected the following directors pursuant to the following vote:

Crown Holdings, Inc.

Directors	Votes For	Votes Withheld	Broker Non-Vote

Timothy J. Donahue	84,239,822	7,882,392	7,679,550

Michael P. Doss	90,518,690	1,603,524	7,679,550

Richard H. Fearon	88,541,075	3,581,139	7,679,550

Andrea J. Funk	91,061,342	1,060,872	7,679,550

Stephen J. Hagge	87,996,177	4,126,037	7,679,550

B. Craig Owens	90,347,616	1,774,598	7,679,550

Angela M. Snyder	91,142,916	979,298	7,679,550

Caesar F. Sweitzer	88,837,474	3,284,740	7,679,550

Marsha C. Williams	90,786,873	1,335,341	7,679,550

Dwayne A. Wilson	90,915,066	1,207,148	7,679,550

2)The Company's Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2026 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
92,185,504	6,939,961	676,299	—

3)The Company's Shareholders approved, by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2026 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
85,073,436	6,626,549	422,228	7,679,550

4)The Company's Shareholders did not approve the Shareholder proposal regarding Shareholder right to act by written consent pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
39,187,178	52,806,997	128,039	7,679,550

Crown Holdings, Inc.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.    Exhibits

3.1(a)
Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189))

10.1
Second Amended and Restated Credit Agreement, dated March 17, 2026, by and among the Company, CROWN Americas LLC, Signode Industrial Group US Inc., Crown European Holdings S.A., the Subsidiary Borrowers party thereto, Crown Metal Packaging Canada LP, Crown Cork & Seal Company, Inc., Crown International Holdings, LLC, the other Credit Parties party thereto, the Lenders party thereto, Deutsche Bank AG, Canada Branch, Deutsche Bank AG, London Branch, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.1 to Crown Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 23, 2026).

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

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin B. Garry
Kevin B. Garry
Vice President and Corporate Controller

Date: May 1, 2026