Form 10-Q
period 2026-06-30
CROWN HOLDINGS, INC.
filed 2026-07-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

There were 108,760,511 shares of Common Stock outstanding as of July 28, 2026.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$3,668	$3,149	$6,927	$6,036
Cost of products sold, excluding depreciation and amortization	2,920	2,436	5,535	4,698
Depreciation and amortization	116	114	234	224
Selling and administrative expense	166	161	325	313
Restructuring and other, net	2	47	4	45
Income from operations	464	391	829	756
Loss from early extinguishments of debt	—	1	3	1
Other pension and postretirement	5	(1)	10	4
Interest expense	105	103	202	202
Interest income	(14)	(14)	(26)	(27)
Foreign exchange	3	9	—	11
Income before taxes and equity in net earnings of affiliates	365	293	640	565
Provision for income taxes	89	78	159	124
Equity in net earnings of affiliates	—	1	1	2
Net income	276	216	482	443
Net income attributable to noncontrolling interests	31	35	62	69
Net income attributable to Crown Holdings	$245	$181	$420	$374

Earnings per common share attributable to Crown Holdings:
Basic	$2.24	$1.57	$3.80	$3.22
Diluted	$2.23	$1.56	$3.78	$3.21

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$276	$216	$482	$443

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	46	41	14	6
Pension and other postretirement benefits	2	2	4	4
Derivatives qualifying as hedges	(11)	—	2	(2)
Total other comprehensive income	37	43	20	8

Total comprehensive income	313	259	502	451
Net income attributable to noncontrolling interests	31	35	62	69
Translation adjustments attributable to noncontrolling interests	(1)	2	(2)	2
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	—	(1)	—
Comprehensive income attributable to Crown Holdings	$285	$222	$443	$380

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$656	$764
Receivables, net	1,999	1,768
Inventories	1,795	1,577
Prepaid expenses and other current assets	322	279
Total current assets	4,772	4,388

Goodwill	3,134	3,155
Intangible assets, net	880	959
Property, plant and equipment, net	5,205	5,187
Operating lease right-of-use assets, net	197	193
Other non-current assets	368	390
Total assets	$14,556	$14,272

Liabilities and equity
Current liabilities
Short-term debt	$44	$83
Current maturities of long-term debt	519	480
Current portion of operating lease liabilities	48	48
Accounts payable	3,072	2,643
Accrued liabilities	868	1,012
Total current liabilities	4,551	4,266

Long-term debt, excluding current maturities	5,499	5,401
Pension and postretirement liabilities	291	291
Non-current portion of operating lease liabilities	162	158
Other non-current liabilities	687	676
Commitments and contingent liabilities (Note J)

Noncontrolling interests	499	481
Crown Holdings shareholders’ equity	2,867	2,999
Total equity	3,366	3,480
Total liabilities and equity	$14,556	$14,272

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$482	$443
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	234	224
Loss from early extinguishments of debt	3	—
Restructuring and other, net	4	45
Pension and postretirement expense	19	14
Pension contributions	(10)	22
Stock-based compensation	23	26
Working capital changes and other	(96)	(311)
Net cash provided by operating activities	659	463
Cash flows from investing activities
Capital expenditures	(203)	(89)
Net investment hedge	16	13
Settlement of net investment hedge	(45)	—
Proceeds from sale of property, plant and equipment	38	29
Other	—	3
Net cash used for investing activities	(194)	(44)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	107	8
Proceeds from short-term debt	28	252
Payments of short-term debt	(70)	(126)
Proceeds from long-term debt	141	700
Payments of long-term debt	(25)	(917)
Debt issuance costs	(13)	(10)
Dividends paid to noncontrolling interests	(41)	(62)
Dividends paid to shareholders	(77)	(60)
Common stock repurchased	(517)	(209)
Payments from financed assets	(90)	—
Other	(5)	(3)
Net cash used for financing activities	(562)	(427)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	30
Net change in cash, cash equivalents and restricted cash	(100)	22
Cash, cash equivalents and restricted cash at January 1	879	1,016
Cash, cash equivalents and restricted cash at June 30	$779	$1,038

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2026	$569	$—	$3,812	$(1,382)	$2,999	$481	$3,480
Net income			175		175	31	206
Other comprehensive income				(17)	(17)		(17)
Dividends declared			(39)		(39)	(17)	(56)
Restricted stock awarded	2	(2)			—		—
Stock-based compensation		13			13		13
Common stock repurchased	(10)	(11)	(193)		(214)		(214)
Balance at March 31, 2026	$561	$—	$3,755	$(1,399)	$2,917	$495	$3,412
Net income			245		245	31	276
Other comprehensive income				40	40	(3)	37
Dividends declared			(38)		(38)	(24)	(62)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		10			10		10
Common stock issued		1			1		1
Common stock repurchased	(15)	(10)	$(283)		(308)		(308)
Balance at June 30, 2026	$547	$—	$3,679	$(1,359)	$2,867	$499	$3,366

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2025	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228
Net income			193		193	34	227
Other comprehensive income				(35)	(35)		(35)
Dividends declared			(30)		(30)	(28)	(58)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		14			14		14
Common stock issued		1			1		1
Common stock repurchased	$(11)	(14)	(180)		(205)		(205)
Balance at March 31, 2025	$584	$—	$3,607	$(1,497)	$2,694	$478	$3,172
Net income			181		181	35	216
Other comprehensive income				41	41	2	43
Dividends declared			(30)		(30)	(34)	(64)
Restricted Stock Award	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased	(1)	(6)			(7)		(7)
Balance at June 30, 2025	$584	$5	$3,758	$(1,456)	$2,891	$481	$3,372

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the "Company"). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025 and of its cash flows for the six months ended June 30, 2026 and 2025. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America ("GAAP"), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

Crown Holdings, Inc.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$656	$764
Restricted cash included in prepaid expenses and other current assets	123	115
Total cash, cash equivalents and restricted cash	$779	$879

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	June 30, 2026	December 31, 2025
Accounts receivable	$1,154	$1,048
Less: allowance for credit losses	(25)	(25)
Net trade receivables	1,129	1,023
Unbilled receivables	463	395
Miscellaneous receivables	407	350
	$1,999	$1,768

E.    Inventories

	June 30, 2026	December 31, 2025
Raw materials and supplies	$1,097	$1,006
Work in process	126	103
Finished goods	572	468
	$1,795	$1,577

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2026			December 31, 2025
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,410	$(931)	$479	$1,418	$(883)	$535
Trade names	548	(189)	359	556	(181)	375
Technology	161	(159)	2	163	(159)	4
Long term supply contracts	161	(122)	39	157	(114)	43
Patents	12	(11)	1	12	(10)	2
	$2,292	$(1,412)	$880	$2,306	$(1,347)	$959

Net income for the three and six months ended June 30, 2026 and 2025 included amortization expense of $35 and $73 and $38 and $73, respectively.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $1,076 and $927 confirmed obligations outstanding under these supplier finance programs as of June 30, 2026 and December 31, 2025 included in Accounts payable.

Crown Holdings, Inc.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Asset sales and impairments, net	$(1)	$30	$(1)	$21
Restructuring	4	9	5	16
Other costs	(1)	(3)	—	(3)
Asbestos	—	11	—	11
	$2	$47	$4	$45

For the three and six months ended June 30, 2025, asset sales and impairments primarily included asset impairment charges related to a plant in China and end line rationalization in the Asia Pacific segment. In addition, in the first quarter of 2025 the Company recognized a gain for a sale of a building in the Transit Packaging segment.

For the three and six months ended June 30, 2026, restructuring primarily included headcount reductions and other exit costs in the Transit Packaging segment.

During the second quarter of 2025, the Company recorded an $11 asbestos reserve related to an unfavorable jury verdict in the state of California. See Note I for details.

During 2026, the Company made payments of $7 and had a restructuring accrual of $17, primarily related to previously announced restructuring actions. The Company expects to pay these amounts over the next twelve months. The Company continues to review its cost structure and may record additional restructuring charges in the future.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. In November 2004, the legislation was amended to address a Pennsylvania Supreme Court decision (Ieropoli v. AC&S Corporation, et al., No. 117 EM 2002) which held that the statute violated the Pennsylvania Constitution due to retroactive application. The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld.

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

Crown Holdings, Inc.

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

During the six months ended June 30, 2026, the Company paid $5 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	59,900
New claims	700
Settlements or dismissals	(200)
Ending claims	60,400

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2026. In 2025, Crown Cork was party to a verdict in a mesothelioma wrongful death case tried in the Superior Court of the State of California in Los Angeles. Crown Cork's share of the compensatory damages was $4 and punitive damages of $7. These amounts have been fully accrued. The Company has appealed the judgment, however, there can be no assurances regarding the outcome of such appeal.

As of June 30, 2026, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $172, including $100 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 83% of the claims outstanding at the end of 2025), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

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

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or "FCA") issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the Company, certain of its subsidiaries, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Article 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. On December 29, 2023, the FCA issued a decision imposing a fine of €4 million on the Company. The Company has appealed the decision of the FCA, however, there can be no assurance regarding the outcome of such appeal.

In June 2024, the Brazilian Federal Tax Authorities issued an assessment against the Company's Brazilian subsidiary in relation to the use of PIS and COFINS indirect tax credits arising from a favorable judicial decision received by the Company in 2019. The assessment disallowed credits of $42 taken by the Company for the years 2004 through 2015 when the PIS and COFINS indirect taxes were calculated by fixed rates and assessed interest and penalties which could exceed the disallowed credits. During the fourth quarter of 2024, the Company received an unfavorable ruling to a challenge at the administrative level. The Company does not believe that a loss for this assessment is probable and has challenged the assessment at the judicial level. There can be no assurances that the Company will be successful in contesting the assessment.

In May 2026, the Brazilian Federal Tax Authorities issued an assessment against the Company's Brazilian subsidiary in relation to the subsidiary's income tax calculation for the year 2022. The assessment included disallowing the treatment of the indirect tax credits within the calculation of income tax. Assessments for various years from 2016 through 2022 would increase the Company's tax expense by $32 excluding the assessed interest and penalties which could exceed the assessed income tax. The Company believes it is more likely than not that its income tax position will be sustained and plans to challenge the assessments at the administrative level and judicial level, if necessary. There can be no assurances that the Company will be successful in contesting the assessments.

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor and benefits, environmental, securities, vendor and other matters arising out of the Company’s normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s consolidated earnings, financial position or cash flow. The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary conduct of business. At times, the Company guarantees the obligations of subsidiaries under certain of these contracts and is liable for such arrangements only if the subsidiary fails to perform its obligations under the contract.

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

At June 30, 2026, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

K.    Derivative and Other Financial Instruments

Fair Value Measurements

Crown Holdings, Inc.

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

Derivative Financial Instruments

In the normal course of business, the Company is subject to risk from adverse fluctuations in currency exchange rates, interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2026 mature between one and thirty months.

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

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2026	2025	2026	2025
Commodities	$(5)	$2	$8	$(1)
Foreign exchange	(2)	—	(2)	1
	$(7)	$2	$6	$—

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2026	2025	2026	2025	Affected line items in the Statement of Operations
Commodities	$(15)	$7	$(35)	$4	Net sales
Commodities	26	(4)	49	—	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(1)	—	(2)	(1)	Cost of products sold, excluding depreciation and amortization
	10	3	12	3	Income before taxes and equity in net earnings of affiliates
	(6)	(1)	(7)	(1)	Provision for income taxes
	$4	$2	$5	$2	Net income

For the twelve-month period ending June 30, 2027, a net gain of $19 ($14, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the six months ended June 30, 2026 and 2025 in connection with anticipated transactions that were considered probable of not occurring.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

Crown Holdings, Inc.

	Pre-tax amounts of gain/(loss) recognized in income		Pre-tax amounts of gain/(loss) recognized in income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedges	2026	2025	2026	2025	Affected line item in the Statement of Operations
Foreign exchange	$—	$(1)	$(1)	$(1)	Net sales
Foreign exchange	—	1	—	1	Cost of products sold, excluding depreciation and amortization
Foreign exchange	(3)	(20)	(16)	(42)	Foreign exchange
	$(3)	$(20)	$(17)	$(42)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2026, the Company recorded gains of $14 ($11, net of tax) and $33 ($26, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and six months ended June 30, 2025, the Company recorded losses of $98 ($74, net of tax) and $141 ($107, net of tax). As of June 30, 2026 and December 31, 2025, cumulative gains of $28 ($52, net of tax) and losses of $5 ($27, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. The carrying amount of the hedging instrument was approximately €1,010 ($1,153) at June 30, 2026.

The Company also has cross-currency swaps with an aggregate notional value of $600 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2030 and reduced interest expense by $2 and $4 for the three and six months ended June 30, 2026 and $1 for both the three and six months ended June 30, 2025.

The Company also had cross-currency swaps with an aggregate notional value of $875 that matured in February 2026, resulting in a loss of $45 ($34, net of tax), included in accumulated other comprehensive income. These swaps reduced interest expense by $2 for the six months ended June 30, 2026 and $6 and $13 for the three and six months ended June 30, 2025.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as net investment hedges	2026	2025	2026	2025
Foreign exchange	$(2)	$(89)	$(6)	$(117)

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

Crown Holdings, Inc.

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	June 30, 2026	December 31, 2025	Balance Sheet classification	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$2	$1	Accrued liabilities	$2	$1
Commodities contracts cash flow	Prepaid expenses and other current assets	33	29	Accrued liabilities	14	8
	Other non-current assets	1	2	Other non-current liabilities	3	—
Net investment hedge	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	27
	Other non-current assets	—	—	Other non-current liabilities	22	33
		$36	$32		$41	$69
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$4	$1	Accrued liabilities	$8	$2
		$4	$1		$8	$2

Total derivatives		$40	$33		$49	$71

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2026
Derivative assets	$40	$8	$32
Derivative liabilities	49	8	41

Balance at December 31, 2025
Derivative assets	$33	$8	$25
Derivative liabilities	71	8	63

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 were:

Crown Holdings, Inc.

	June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Foreign exchange	$288	$133
Commodities	619	433
Derivatives designated as net investment hedges:
Foreign exchange	600	1,475
Derivatives not designated as hedges:
Foreign exchange	482	476

L.    Debt

	June 30, 2026		December 31, 2025
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$44	$44	$83	$83

Long-term debt
Senior secured borrowings:
Revolving credit facilities	105	105	—	—
Term loan facilities
U.S. dollar due 2031	1,175	1,170	1,175	1,173
Euro due 2031[1]	571	569	587	587
Senior notes and debentures:
U.S. dollar at 4.25% due 2026	400	400	400	400
€500 at 5.00% due 2028	571	567	587	583
€500 at 4.75% due 2029	571	566	587	582
€600 at 4.50% due 2030	685	679	705	697
U.S. dollar at 5.25% due 2030	500	497	500	496
€500 at 3.750% due 2031	571	563	587	578
U.S. dollar at 5.875% due 2033	700	692	700	691
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	170	170	54	54
Total long-term debt	6,059	6,018	5,922	5,881
Less current maturities	(519)	(519)	(480)	(480)
Total long-term debt, less current maturities	$5,540	$5,499	$5,442	$5,401
(1) €500 at June 30, 2026 and December 31, 2025

The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,121 at June 30, 2026 and $6,077 at December 31, 2025.

In March 2026, the Company amended and restated the credit agreement governing its senior secured credit facilities (the "Second A&R Credit Agreement"). The Second A&R Credit Agreement extended the existing facilities' maturity to March 2031. All other material terms of the credit agreement remained unchanged. The facilities under the Second A&R Credit Agreement include a $800 U.S. dollar denominated revolving facility, a $800 multicurrency revolving facility, a $50 Canadian dollar-denominated revolving facility, a $1,175 Term A Loan, and a €499.5 Euro Term Loan.

The U.S. dollar term loan interest rate was SOFR plus 1.00% and the Euro term loan interest rate was EURIBOR plus 1.00% at June 30, 2026. The U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00% at December 31, 2025.

Crown Holdings, Inc.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – U.S. plans	2026	2025	2026	2025
Service cost	$3	$3	$6	$6
Interest cost	4	4	8	8
Expected return on plan assets	(4)	(4)	(7)	(7)
Recognized net loss	3	3	5	6
Net periodic cost	$6	$6	$12	$13

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – Non-U.S. plans	2026	2025	2026	2025
Service cost	$1	$2	$3	$4
Interest cost	4	3	7	6
Expected return on plan assets	(3)	(3)	(6)	(6)
Settlement and curtailments	—	(5)	—	(5)
Net periodic cost	$2	$(3)	$4	$(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other postretirement benefits	2026	2025	2026	2025
Interest cost	$1	$1	$3	$2
Net periodic cost	$1	$1	$3	$2

The components of net periodic cost other than the service cost component are included in Other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Details about accumulated other comprehensive income components	2026	2025	2026	2025	Affected line items in the statement of operations
Actuarial losses	$3	$3	$5	$6	Other pension and postretirement
	3	3	5	6	Income before taxes and equity in net earnings of affiliates
	(1)	(1)	(1)	(2)	Provision for income taxes
Total reclassified	$2	$2	$4	$4	Net income

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $517 of its shares during the six months ended June 30, 2026.

Crown Holdings, Inc.

For the three months and six months ended June 30, 2026 and 2025, the Company declared and paid cash dividends of $0.35 per share and $0.70 per share and $0.26 and $0.52 per share, respectively. Additionally, on July 23, 2026, the Company's Board of Directors declared a dividend of $0.35 per share payable on August 20, 2026 to shareholders of record as of August 6, 2026.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2025	$(230)	$(1,236)	$4	$(1,462)
Other comprehensive income / (loss) before reclassifications	—	4	—	4
Amounts reclassified from accumulated other comprehensive income	4	—	(2)	2
Other comprehensive income / (loss)	4	4	(2)	6
Balance at June 30, 2025	$(226)	$(1,232)	$2	$(1,456)

Balance at January 1, 2026	$(228)	$(1,169)	$15	$(1,382)
Other comprehensive income / (loss) before reclassifications	—	16	6	22
Amounts reclassified from accumulated other comprehensive income	4	—	(3)	1
Other comprehensive income / (loss)	4	16	3	23
Balance at June 30, 2026	$(224)	$(1,153)	$18	$(1,359)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue recognized over time	$2,206	$1,778	$4,096	$3,458
Revenue recognized at a point in time	1,462	1,371	2,831	2,578
Total revenue	$3,668	$3,149	$6,927	$6,036

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment businesses. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $36 and $30 as of June 30, 2026 and December 31, 2025, respectively, included in prepaid and other current assets. During the six months ended June 30, 2026, the Company satisfied performance obligations related to contract assets at December 31, 2025 and also recorded new contract assets primarily related to work in process for the equipment businesses.
Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to Crown Holdings	$245	$181	$420	$374
Weighted average shares outstanding:
Basic	109.4	115.3	110.6	116.0
Dilutive restricted stock	0.4	0.5	0.5	0.5
Diluted	109.8	115.8	111.1	116.5
Basic earnings per share	$2.24	$1.57	$3.80	$3.22
Diluted earnings per share	$2.23	$1.56	$3.78	$3.21

For the three and six months ended June 30, 2026 and 2025, 0.30 million and 0.58 million and 0.12 million and 0.24 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

Three Months Ended June 30, 2026
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,699	$—	$36	$19	$265
European Beverage	735	—	16	80	107
Asia Pacific	331	—	10	4	53
Transit Packaging	537	5	11	6	68
Total reportable segments	3,302	5	73	109	$493
Other	366	33	7	7
Corporate and unallocated items	—	—	1	—
Total	$3,668	$38	$81	$116

Three Months Ended June 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,405	$—	$33	$18	$268
European Beverage	635	—	15	22	97
Asia Pacific	256	—	11	4	50
Transit Packaging	526	4	10	7	72
Total reportable segments	2,822	4	69	51	$487
Other	327	15	6	3
Corporate and unallocated items	—	—	1	2
Total	$3,149	$19	$76	$56

Crown Holdings, Inc.

Six Months Ended June 30, 2026
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$3,229	$—	$71	$43	$475
European Beverage	1,323	—	32	128	193
Asia Pacific	634	—	20	7	105
Transit Packaging	1,033	10	22	13	121
Total reportable segments	6,219	10	145	191	$894
Other	708	63	14	11
Corporate and unallocated items	—	—	2	1
Total	$6,927	$73	$161	$203

Six Months Ended June 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$2,725	$—	$64	$27	$504
European Beverage	1,147	—	29	38	164
Asia Pacific	535	—	22	4	97
Transit Packaging	1,008	8	21	15	132
Total reportable segments	5,415	8	136	84	$897
Other	621	32	13	3
Corporate and unallocated items	—	—	2	2
Total	$6,036	$40	$151	$89

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

Intersegment sales primarily include equipment and parts used in the manufacturing process.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Segment income of reportable segments	$493	$487	$894	$897
Segment income of other	52	35	99	64
Corporate and unallocated items	(44)	(46)	(87)	(87)
Restructuring and other, net	(2)	(47)	(4)	(45)
Amortization of intangibles	(35)	(38)	(73)	(73)
Loss from early extinguishments of debt	—	(1)	(3)	(1)
Other pension and postretirement	(5)	1	(10)	(4)
Interest expense	(105)	(103)	(202)	(202)
Interest income	14	14	26	27
Foreign exchange	(3)	(9)	—	(11)
Income from operations before taxes and equity in net earnings of affiliates	$365	$293	$640	$565

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2026 compared to 2025 and changes in financial condition and liquidity from December 31, 2025. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil and Europe. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum and population and GDP growth in many markets. To meet such demand, the Company has made long-term investments of at least $2,000 for new manufacturing facilities and additional production lines in existing facilities since 2019. Capital spending is estimated at $550 in 2026 which supports the Company's growth objectives.

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a long-term net leverage target of 2.5x adjusted EBITDA (a non-GAAP measure). The Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders. On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. As of June 30, 2026, the Company had approximately $800 remaining that may yet be purchased under the program.

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

To date, the war between Russia and Ukraine and the conflicts in the Middle East, including the war in Iran, have not had a direct material impact on the Company's business, financial condition, or results of operations.

Results of Operations

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure defined by the Company as income from operations adjusted to exclude intangibles amortization charges, restructuring and other and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the Mexican peso in the Company's Americas Beverage segment, the euro and the British pound in the Company's European Beverage segment, and the Thai baht in the Company's Asia Pacific segment. The Company's Transit

Crown Holdings, Inc.

Packaging segment is a global business and the foreign currency translation impacts referred to in the discussion below are primarily related to the euro, the Indian rupee, the Mexican peso, the Swedish krona, and the Brazilian real.

The Company calculates the impact of foreign currency translation by dividing current year U.S. dollar results by the current year average foreign exchange rates and then multiplying those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$3,668	$3,149	$6,927	$6,036

Three and six months ended June 30, 2026 compared to 2025

Net sales increased primarily due to the pass-through of higher material costs of $395 and $629, 5% higher beverage can volumes in both periods, and favorable foreign currency translation of $32 and $106, respectively .

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

Net sales and Segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$1,699	$1,405	$3,229	$2,725
Segment income	265	268	475	504

Three and six months ended June 30, 2026 compared to 2025

For the three and six months ended June 30, 2026 compared to 2025, Net sales increased primarily due to $298 and $482 from the pass-through of higher aluminum costs.

Segment income decreased primarily due to 14% and 10% lower beverage can volumes in Brazil, partially offset by 5% and 3% higher beverage can volumes in North America and continued commercial and operational improvements. Additionally, the six months ended June 30, 2026 included higher costs not recovered.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to consumer focus on sustainability benefits of aluminum and a market shift to cans versus other packaging formats. To meet volume requirements, the Company plans to add additional line capacity in Korinthos, Greece in the second half of 2026 and Agoncillo, Spain in early 2027. In April 2026, the

Crown Holdings, Inc.

Company announced plans to construct a new two-line, high-speed beverage can plant in Northern India. This plant is expected to commence operations in the second half of 2027.

Net sales and Segment income in the European Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$735	$635	$1,323	$1,147
Segment income	107	97	193	164

Three and six months ended June 30, 2026 compared to 2025

For the three and six months ended June 30, 2026 compared to 2025, Net sales increased primarily due to higher volumes of 6% and 7%, the pass-through of higher aluminum costs of $36 and $47, and favorable foreign currency translation of $16 and $52.

Segment income improved primarily due to higher volumes and favorable foreign currency translation of $3 and $8 and continued commercial and operational improvements.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically, growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. After several years of softness in the Asia Pacific beverage can market from the effects of higher inflation and interest rates, the market has started to show renewed growth in Vietnam and China while the rest of the market remains soft.

Net sales and Segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$331	$256	$634	$535
Segment income	53	50	105	97

Three and six months ended June 30, 2026 compared to 2025

For the three and six months ended June 30, 2026 compared to 2025, Net sales increased primarily due to 29% and 23% higher beverage can volumes and favorable foreign currency translation of $4 and $11.

Segment income increased primarily due to higher volumes, partially offset by higher costs not recovered, primarily utility and transportation costs.

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

Crown Holdings, Inc.

including potential actions to mitigate their impact. This economic uncertainty could affect projected future financial performance and may require a quantitative goodwill impairment test in the future to determine if an impairment charge is necessary.
Net sales and Segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$537	$526	$1,033	$1,008
Segment income	68	72	121	132

Three and six months ended June 30, 2026 compared to 2025

For the three and six months ended June 30, 2026 compared to 2025, Net sales increased primarily due to favorable foreign currency translation of $4 and $25. The three months ended June 30, 2026 also included $12 from the pass-through of higher material costs.

Segment income decreased primarily due to lower volume and inflationary cost pressures of $2 and $11.

Other

Other includes the Company's North America tinplate businesses: food can, aerosol can, and closures, and beverage tooling and equipment operations in the U.S. and U.K.

Net sales and Segment income in Other were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$366	$327	$708	$621
Segment income	52	35	99	64

Three and six months ended June 30, 2026 compared to 2025

For the three and six months ended June 30, 2026 compared to 2025, Net sales increased primarily due to $31 and $68 from the pass-through of higher tinplate costs and $12 and $29 higher sales in the Company's beverage can equipment operations.

Segment income increased primarily due to increased profitability in the Company's North America tinplate businesses due to commercial and operational improvements and higher sales in the Company's beverage can equipment operations.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Corporate and unallocated expense	$(44)	$(46)	$(87)	$(87)

Corporate and unallocated expenses were relatively flat for the three and six months ended June 30, 2026 compared to 2025.

Crown Holdings, Inc.

Restructuring and other, net

For the three and six months ended June 30, 2026, restructuring and other net charges were $2 and $4.

For the three and six months ended June 30, 2025, restructuring and other net charges were $47 and $45, primarily related to an asset impairment charge in China and end line rationalization in the Asia Pacific segment. The Company also recorded severance and other exit costs in the Transit Packaging segment.

The Company continues to review its cost structure and may record additional restructuring charges in the future.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income before taxes and equity in net earnings of affiliates	$365	$293	$640	$565
Provision for income taxes	89	78	159	124
Effective income tax rate	24.4%	26.6%	24.8%	21.9%

The decrease in the effective tax rate for the three months ended June 30, 2026 compared to 2025, was primarily due to the geographic distribution of the Company's worldwide earnings. The increase in the effective tax rate for the six months ended June 30, 2026 was primarily due to an income tax benefit of $22, recognized in the first quarter of 2025 after an internal reorganization, which resulted in the release of deferred tax liabilities related to the foreign currency impact of certain intercompany debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary.

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

Net income attributable to noncontrolling interest

For the three and six months ended June 30, 2026 compared to 2025, net income attributable to noncontrolling interests decreased from $35 to $31 and $69 and $62 primarily due to lower earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities increased from $463 for the six months ended June 30, 2025 to $659 for the six months ended June 30, 2026, primarily due to higher income from operations and changes in working capital.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 33 days as of June 30, 2025 to 28 days as of June 30, 2026.

Inventory turnover days decreased from 57 days at June 30, 2025 to 54 days at June 30, 2026.

Days outstanding for trade payables increased from 92 days at June 30, 2025 to 96 days at June 30, 2026.

Crown Holdings, Inc.

Investing Activities

Cash used for investing activities increased from $44 for the six months ended June 30, 2025 to $194 for the six months ended June 30, 2026, primarily due to higher capital expenditures and $45 settlement of cross-currency swaps that matured in February 2026.
.
The Company currently expects capital expenditures in 2026 to be approximately $550.

Financing Activities

Cash used for financing activities increased from $427 for the six months ended June 30, 2025 to $562 for the six months ended June 30, 2026, primarily due to $517 of common stock repurchased in 2026 and $90 of payments for assets financed in 2025, partially offset by reductions of payments and proceeds on the Company's long and short-term debt.
Liquidity

As of June 30, 2026, $564 of the Company's $656 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $238 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and as of June 30, 2026, the Company had available capacity of $1,525. The Company could have borrowed this amount at June 30, 2026 and still have been in compliance with its leverage ratio covenants.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.42 to 1.0 at June 30, 2026 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

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

Crown Holdings, Inc.

Long-term debt payments due in the next twelve months include the Company's $400 4.25% senior notes due in September 2026. The Company expects to have sufficient liquidity to repay the senior notes at maturity.

Capital Resources

As of June 30, 2026, the Company had approximately $190 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

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

Supplemental Guarantor Financial Information

The Company and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of senior notes and debentures issued by other 100% directly or indirectly owned subsidiaries. These senior notes and debentures are fully and unconditionally guaranteed by the Company and substantially all of its subsidiaries in the United States, except in the case of the Company’s outstanding 7.50% senior notes due 2096 issued by Crown Cork & Seal Company, Inc., which are fully and unconditionally guaranteed by Crown Holdings, Inc. (the "Parent"). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

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

Crown Cork Obligor Group

Six Months Ended
June 30, 2026
Net sales	$—
Gross profit	—
Loss from operations	(1)
Net loss[1]	(36)
Net loss attributable to Crown Holdings[1]	(36)
(1) Includes $43 of expense related to intercompany interest with non-guarantor subsidiaries

	June 30, 2026	December 31, 2025
Current assets	$59	$74
Non-current assets	15	22
Current liabilities	43	79
Non-current liabilities[1]	7,898	7,286
(1) Includes payables of $7,574 and $6,954 due to non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025

Crown Holdings, Inc.

Crown Americas Obligor Group

Six Months Ended
June 30, 2026
Net sales[1]	$3,013
Gross profit[2]	454
Income from operations[2]	207
Net income[3]	58
Net income attributable to Crown Holdings[3]	58
(1) Includes $255 of sales to non-guarantor subsidiaries
(2) Includes $25 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $1 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

	June 30, 2026	December 31, 2025
Current assets[1]	$1,116	$1,267
Non-current assets[2]	3,585	3,523
Current liabilities[3]	1,932	1,792
Non-current liabilities[4]	5,247	5,066
(1) Includes receivables of $66 and $39 due from non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025
(2) Includes receivables of $252 and $111 due from non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025
(3) Includes payables of $25 and $25 due to non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025
(4) Includes payables of $1,084 and $951 due to non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025

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

Crown Holdings, Inc.

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Forward Looking Statements" and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A of Part II below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2026, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2026, the Company had $1.9 billion principal floating interest rate debt and $1.6 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity during the three months ended June 30, 2026. The table excludes 162,648 shares that were surrendered to cover taxes on the vesting of restricted stock.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the program as of the end of the period (millions of dollars)
April	—	$—	—	$1,096
May	2,819,429	$99.33	2,819,429	$816
June	210,232	$95.13	210,232	$796
	3,029,661		3,029,661

In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the six months ended June 30, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense

Crown Holdings, Inc.

conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.    Exhibits

3.1(a)
Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189))

10.1	Amendment No. 1 to the Crown Restoration Plan (As Amended and Restated Effective October 27, 2021), dated April 9, 2026

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Kevin C. Clothier, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

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

Date: July 30, 2026