Form 10-Q
period 2026-09-30
CROWN HOLDINGS, INC.
filed 2026-10-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

There were 108,051,473 shares of Common Stock outstanding as of October 26, 2026.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$3,711	$3,202	$10,638	$9,238
Cost of products sold, excluding depreciation and amortization	2,987	2,478	8,522	7,176
Depreciation and amortization	115	116	349	340
Selling and administrative expense	159	155	484	468
Restructuring and other, net	8	30	12	75
Income from operations	442	423	1,271	1,179
Loss from early extinguishments of debt	—	—	3	1
Other pension and postretirement	5	5	15	9
Interest expense	97	101	299	303
Interest income	(10)	(13)	(36)	(40)
Foreign exchange	2	8	2	19
Income before taxes and equity in net earnings of affiliates	348	322	988	887
Provision for income taxes	89	84	248	208
Equity in net earnings of affiliates	2	1	3	3
Net income	261	239	743	682
Net income attributable to noncontrolling interests	36	25	98	94
Net income attributable to Crown Holdings	$225	$214	$645	$588

Earnings per common share attributable to Crown Holdings:
Basic	$2.09	$1.86	$5.88	$5.08
Diluted	$2.08	$1.85	$5.85	$5.06

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$261	$239	$743	$682

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(26)	20	(12)	26
Pension and other postretirement benefits	(5)	2	(1)	6
Derivatives qualifying as hedges	(15)	6	(13)	4
Total other comprehensive income / (loss), net of tax	(46)	28	(26)	36

Total comprehensive income	215	267	717	718
Net income attributable to noncontrolling interests	36	25	98	94
Translation adjustments attributable to noncontrolling interests	1	(1)	(1)	1
Derivatives qualifying as hedges attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Crown Holdings	$178	$243	$621	$623

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$629	$764
Receivables, net	2,116	1,768
Inventories	1,861	1,577
Prepaid expenses and other current assets	309	279
Total current assets	4,915	4,388

Goodwill	3,108	3,155
Intangible assets, net	840	959
Property, plant and equipment, net	5,215	5,187
Operating lease right-of-use assets, net	191	193
Other non-current assets	354	390
Total assets	$14,623	$14,272

Liabilities and equity
Current liabilities
Short-term debt	$15	$83
Current maturities of long-term debt	127	480
Current portion of operating lease liabilities	47	48
Accounts payable	3,254	2,643
Accrued liabilities	875	1,012
Total current liabilities	4,318	4,266

Long-term debt, excluding current maturities	5,711	5,401
Pension and postretirement liabilities	296	291
Non-current portion of operating lease liabilities	157	158
Other non-current liabilities	680	676
Commitments and contingent liabilities (Note J)

Noncontrolling interests	526	481
Crown Holdings shareholders’ equity	2,935	2,999
Total equity	3,461	3,480
Total liabilities and equity	$14,623	$14,272

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$743	$682
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	349	340
Loss from early extinguishments of debt	3	1
Restructuring and other, net	12	75
Pension and postretirement expense	30	24
Pension contributions	(4)	21
Stock-based compensation	34	37
Equity earnings, net of distributions	—	(1)
Working capital changes and other	(102)	(136)
Net cash provided by operating activities	1,065	1,043
Cash flows from investing activities
Capital expenditures	(310)	(181)
Net investment hedge	16	25
Settlement of net investment hedge	(45)	—
Proceeds from sale of property, plant and equipment	38	32
Other	—	3
Net cash used for investing activities	(301)	(121)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	360	—
Proceeds from short-term debt	40	304
Payments of short-term debt	(112)	(229)
Proceeds from long-term debt	141	700
Payments of long-term debt	(439)	(947)
Debt issuance costs	(13)	(10)
Dividends paid to noncontrolling interests	(51)	(84)
Dividends paid to shareholders	(115)	(90)
Common stock repurchased	(598)	(314)
Payments from financed assets	(96)	—
Other	(5)	(10)
Net cash used for financing activities	(888)	(680)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	20
Net change in cash, cash equivalents and restricted cash	(117)	262
Cash, cash equivalents and restricted cash at January 1	879	1,016
Cash and cash equivalents at September 30	$762	$1,278

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2026	$569	$—	$3,812	$(1,382)	$2,999	$481	$3,480
Net income			175		175	31	206
Other comprehensive income				(17)	(17)		(17)
Dividends declared			(39)		(39)	(17)	(56)
Restricted stock awarded	2	(2)			—		—
Stock-based compensation		13			13		13
Common stock repurchased	(10)	(11)	(193)		(214)		(214)
Balance at March 31, 2026	$561	$—	$3,755	$(1,399)	$2,917	$495	$3,412
Net income			245		245	31	276
Other comprehensive income				40	40	(3)	37
Dividends declared			(38)		(38)	(24)	(62)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		10			10		10
Common stock issued		1			1		1
Common stock repurchased	(15)	(10)	(283)		(308)		(308)
Balance at June 30, 2026	$547	$—	$3,679	$(1,359)	$2,867	$499	$3,366
Net income			225		225	36	261
Other comprehensive income				(47)	(47)	1	(46)
Dividends declared			(38)		(38)	(10)	(48)
Stock-based compensation		11			11		11
Common stock repurchased	(4)	(11)	(68)		(83)		(83)
Balance at September 30, 2026	$543	$—	$3,798	$(1,406)	$2,935	$526	$3,461

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2025	$594	$—	$3,624	$(1,462)	$2,756	$472	$3,228
Net income			193		193	34	227
Other comprehensive income				(35)	(35)		(35)
Dividends declared			(30)		(30)	(28)	(58)
Restricted stock awarded	1	(1)			—		—
Stock-based compensation		14			14		14
Common stock issued		1			1		1
Common stock repurchased	(11)	(14)	(180)		(205)		(205)
Balance at March 31, 2025	$584	$—	$3,607	$(1,497)	$2,694	$478	$3,172
Net income			181		181	35	216
Other comprehensive income				41	41	2	43
Dividends declared			(30)		(30)	(34)	(64)
Restricted Stock Award	1	(1)			—		—
Stock-based compensation		12			12		12
Common stock repurchased	(1)	(6)			(7)		(7)
Balance at June 30, 2025	$584	$5	$3,758	$(1,456)	$2,891	$481	$3,372
Net income (loss)			214		214	25	239
Other comprehensive income				29	29	(1)	28
Dividends declared			(30)		(30)	(22)	(52)
Stock-based compensation		11			11		11
Common stock repurchased	(5)	(22)	(78)		(105)		(105)
Purchase of noncontrolling interest		6			6		6
Balance at September 30, 2025	$579	$—	$3,864	$(1,427)	$3,016	$483	$3,499

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Basis of Presentation

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the "Company"). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2026 and the results of its operations for the three and nine months ended September 30, 2026 and 2025 and of its cash flows for the nine months ended September 30, 2026 and 2025. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America ("GAAP"), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$629	$764
Restricted cash included in prepaid expenses and other current assets	133	115
Total cash, cash equivalents and restricted cash	$762	$879

Crown Holdings, Inc.

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	September 30, 2026	December 31, 2025
Accounts receivable	$1,270	$1,048
Less: allowance for credit losses	(24)	(25)
Net trade receivables	1,246	1,023
Unbilled receivables	434	395
Miscellaneous receivables	436	350
	$2,116	$1,768

E.    Inventories

	September 30, 2026	December 31, 2025
Raw materials and supplies	$1,130	$1,006
Work in process	143	103
Finished goods	588	468
	$1,861	$1,577

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2026			December 31, 2025
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,399	$(950)	$449	$1,418	$(883)	$535
Trade names	546	(193)	353	556	(181)	375
Technology	160	(159)	1	163	(159)	4
Long term supply contracts	158	(122)	36	157	(114)	43
Patents	12	(11)	1	12	(10)	2
	$2,275	$(1,435)	$840	$2,306	$(1,347)	$959

Net income for the three and nine months ended September 30, 2026 and 2025 included amortization expense of $34 and $107 and $37 and $110, respectively.

G.    Supplier Finance Program Obligations

The Company has various supplier finance programs under which the Company agrees to pay banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Suppliers, at their sole discretion, have the opportunity to sell their receivables due from the Company earlier than contracted payment terms. The Company or the banks may terminate the agreements upon at least 30 days' notice. The Company does not have assets pledged as collateral for supplier finance programs. The supplier invoices that have been confirmed as valid under the programs typically have payment terms of 150 days or less, consistent with the commercial terms and conditions as agreed upon with suppliers. The Company had $1,142 and $927 confirmed obligations outstanding under these supplier finance programs as of September 30, 2026 and December 31, 2025 included in Accounts payable.

Crown Holdings, Inc.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Asset sales and impairments, net	$1	$30	$—	$51
Restructuring	6	—	11	16
Other costs	1	—	1	(3)
Asbestos	—	—	—	11
	$8	$30	$12	$75

For the three and nine months ended September 30, 2025, asset sales and impairments primarily included asset impairment charges related to plants in Myanmar and China and end line rationalization in the Asia Pacific segment. In addition, in the first quarter of 2025 the Company recognized a gain for a sale of a building in the Transit Packaging segment.

For the three and nine months ended September 30, 2026, restructuring primarily included headcount reductions and other exit costs in the Transit Packaging segment.

During the nine months ended September 30, 2025, the Company recorded an $11 asbestos reserve related to an unfavorable jury verdict in the state of California. See Note I for details.

During 2026, the Company made payments of $9 and had a restructuring accrual of $21, primarily related to previously announced restructuring actions. The Company expects to pay these amounts over the next twelve months. The Company continues to review its cost structure and may record additional restructuring charges in the future.

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

During the nine months ended September 30, 2026, the Company paid $7 to settle asbestos claims and pay related legal and defense costs and had approximate claims activity as follows:

Beginning claims	59,900
New claims	1,000
Settlements or dismissals	(400)
Ending claims	60,500

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2026. In 2025, Crown Cork was party to a verdict in a mesothelioma wrongful death case tried in the Superior Court of the State of California in Los Angeles. Crown Cork's share of the compensatory damages was $4 and punitive damages of $7. These amounts have been fully accrued. The Company has appealed the judgment, however, there can be no assurances regarding the outcome of such appeal.

As of September 30, 2026, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $170, including $87 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

J.    Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party ("PRP") at a number of sites and has recorded aggregate accruals of $11 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

The Company has also recorded aggregate accruals of $7 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

In March 2015, the Bundeskartellamt, or German Federal Cartel Office ("FCO"), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the "Commission"). Following the referral, Commission officials conducted

Crown Holdings, Inc.

unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the U.K. The Company cooperated with the Commission and submitted a leniency application with the Commission with respect to the findings of its internal investigation in Germany. In July 2022, the Company reached a settlement with the Commission relating to the Commission’s investigation, pursuant to which the Company agreed to pay a fine in the amount of $8. Fining decisions based on settlements can be appealed under EU law and the Company sought annulment of the Commission’s fining decision on the basis that the referral of the case from the FCO to the Commission was unjustified. In October 2024, the General Court of the EU issued a judgment dismissing the Company’s appeal. In December 2024, the Company appealed the General Court’s judgment to the European Court of Justice. In October 2026, the European Court of Justice dismissed the Company's appeal, and the Company was required to pay the original fine amount, plus interest, totaling approximately $9, in connection with the final decision.

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

At September 30, 2026, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations

Crown Holdings, Inc.

upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2026 mature between one and twenty-seven months.

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

The Company may also use interest rate swaps to convert interest on floating rate debt to a fixed rate.

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and earnings from changes in the fair value of derivative instruments.

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2026	2025	2026	2025
Commodities	$5	$8	$13	$7
Foreign exchange	(3)	—	(5)	1
	$2	$8	$8	$8

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedges	2026	2025	2026	2025	Affected line items in the Statement of Operations
Commodities	$9	$(5)	$(26)	$(1)	Net sales
Commodities	11	6	60	6	Cost of products sold, excluding depreciation and amortization
Foreign exchange	$(5)	$2	$(5)	$2	Net sales
Foreign exchange	1	(1)	(1)	(2)	Cost of products sold, excluding depreciation and amortization
	16	2	28	5	Income before taxes and equity in net earnings of affiliates
	(1)	—	(8)	(1)	Provision for income taxes
	$15	$2	$20	$4	Net income

For the twelve-month period ending September 30, 2027, a net gain of $6 ($5, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the nine months ended September 30, 2026 and 2025 in connection with anticipated transactions that were considered probable of not occurring.

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

Crown Holdings, Inc.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income		Pre-tax amounts of gain/(loss) recognized in income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges	2026	2025	2026	2025	Affected line item in the Statement of Operations
Foreign exchange	$—	$1	$(1)	$—	Net sales
Foreign exchange	—	—	—	1	Cost of products sold, excluding depreciation and amortization
Foreign exchange	5	(10)	(11)	(52)	Foreign exchange
Interest rate	$(6)	$—	(6)	$—	Interest expense
	$(1)	$(9)	$(18)	$(51)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2026, the Company recorded gains of $10 ($8, net of tax) and $43 ($34, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and nine months ended September 30, 2025, the Company recorded gains of $4 ($3, net of tax) and losses of $137 ($104, net of tax). As of September 30, 2026 and December 31, 2025, cumulative gains of $38 ($59, net of tax) and losses of $5 ($27, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. The carrying amount of the hedging instrument was approximately €1,010 ($1,144) at September 30, 2026.

The Company also has cross-currency swaps with an aggregate notional value of $600 designated as hedges of the Company's net investment in a euro-based subsidiary. These swaps mature in 2030 and reduced interest expense by $2 and $6 for the three and nine months ended September 30, 2026 and $1 and $2 for the three and nine months ended September 30, 2025.

The Company also had cross-currency swaps with an aggregate notional value of $875 that matured in February 2026, resulting in a loss of $45 ($34, net of tax), included in accumulated other comprehensive income. These swaps reduced interest expense by $2 for the nine months ended September 30, 2026 and $7 and $20 for the three and nine months ended September 30, 2025.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as net investment hedges	2026	2025	2026	2025
Foreign exchange	$4	$8	$(2)	$(109)

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

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September 30, 2026	December 31, 2025	Balance Sheet classification	September 30, 2026		December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Prepaid expenses and other current assets	$1	$1	Accrued liabilities	$3		$1
Commodities contracts cash flow	Prepaid expenses and other current assets	15	29	Accrued liabilities	8		8
	Other non-current assets	1	2	Other non-current liabilities	4	0	—
Net investment hedge	Prepaid expenses and other current assets	—	—	Accrued liabilities	—		27
	Other non-current assets	—	—	Other non-current liabilities	17		33
		$17	$32		$32		$69
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$7	$1	Accrued liabilities	$9		$2
		$7	$1		$9		$2

Total derivatives		$24	$33		$41		$71

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2026
Derivative assets	$24	$3	$21
Derivative liabilities	41	3	38

Balance at December 31, 2025
Derivative assets	$33	$8	$25
Derivative liabilities	71	8	63

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 were:

Crown Holdings, Inc.

	September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Foreign exchange	$197	$133
Commodities	541	433
Derivatives designated as net investment hedges:
Foreign exchange	600	1,475
Derivatives not designated as hedges:
Foreign exchange	510	476

L.    Debt

	September 30, 2026		December 31, 2025
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$15	$15	$83	$83

Long-term debt
Senior secured borrowings:
Revolving credit facilities	360	360	—	—
Term loan facilities
U.S. dollar due 2031	1,175	1,170	1,175	1,173
Euro due 2031[1]	566	564	587	587
Senior notes and debentures:
U.S. dollar at 4.25% due 2026	—	—	400	400
€500 at 5.00% due 2028	567	564	587	583
€500 at 4.75% due 2029	567	562	587	582
€600 at 4.50% due 2030	680	674	705	697
U.S. dollar at 5.25% due 2030	500	497	500	496
€500 at 3.750% due 2031	567	559	587	578
U.S. dollar at 5.875% due 2033	700	692	700	691
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	156	156	54	54
Total long-term debt	5,878	5,838	5,922	5,881
Less current maturities	(127)	(127)	(480)	(480)
Total long-term debt, less current maturities	$5,751	$5,711	$5,442	$5,401
(1) €500 at September 30, 2026 and December 31, 2025

The estimated fair value of the Company’s debt, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,793 at September 30, 2026 and $6,077 at December 31, 2025.

The Company repaid, at maturity, the $400 principal amount of 4.25% senior unsecured notes due September 2026.

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

Crown Holdings, Inc.

The U.S. dollar term loan interest rate was SOFR plus 1.00% and the Euro term loan interest rate was EURIBOR plus 1.00% at September 30, 2026. The U.S. dollar term loan interest rate was SOFR plus 1.10% and the Euro term loan interest rate was EURIBOR plus 1.00% at December 31, 2025.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2026	2025	2026	2025
Service cost	$3	$3	$9	$9
Interest cost	4	4	12	12
Expected return on plan assets	(3)	(3)	(10)	(10)
Recognized prior service cost	1	—	1	—
Recognized net loss	2	3	7	9
Net periodic cost	$7	$7	$19	$20

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2026	2025	2026	2025
Service cost	$3	$2	$6	$6
Interest cost	3	3	10	9
Expected return on plan assets	(3)	(3)	(9)	(9)
Recognized prior service credit	(1)	—	(1)	—
Settlement and curtailments	—	—	—	(5)
Net periodic cost	$2	$2	$6	$1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2026	2025	2026	2025
Interest cost	$2	$1	$5	$3
Net periodic cost	$2	$1	$5	$3

The components of net periodic cost other than the service cost component are included in Other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Details about accumulated other comprehensive income components	2026	2025	2026	2025	Affected line items in the statement of operations
Actuarial losses	$2	$3	$7	$9	Other pension and postretirement
	2	3	7	9	Income before taxes and equity in net earnings of affiliates
	(1)	—	(2)	(2)	Provision for income taxes
Total reclassified	$1	$3	$5	$7	Net income

During the nine months ended September 30, 2025, the Company received a $24 repayment, included within Pension contributions in the Consolidated Statements of Cash Flows, of the contribution the Company made in 2021 to settle the U.K. defined benefit pension plan.

Crown Holdings, Inc.

N.    Capital Stock

On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company repurchased $598 of its shares during the nine months ended September 30, 2026.

For the three and nine months ended September 30, 2026 and 2025, the Company declared and paid cash dividends of $0.35 per share and $1.05 per share and $0.26 and $0.78 per share, respectively. Additionally, on October 22, 2026, the Company's Board of Directors declared a dividend of $0.35 per share payable on November 19, 2026 to shareholders of record as of November 5, 2026.

O.    Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income/(loss).

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2025	$(230)	$(1,236)	$4	$(1,462)
Other comprehensive income / (loss) before reclassifications	(1)	25	8	32
Amounts reclassified from accumulated other comprehensive income	7	—	(4)	3
Other comprehensive income / (loss)	6	25	4	35
Balance at September 30, 2025	$(224)	$(1,211)	$8	$(1,427)

Balance at January 1, 2026	$(228)	$(1,169)	$15	$(1,382)
Other comprehensive income / (loss) before reclassifications	(6)	(11)	8	(9)
Amounts reclassified from accumulated other comprehensive income	5	—	(20)	(15)
Other comprehensive income / (loss)	(1)	(11)	(12)	(24)
Balance at September 30, 2026	$(229)	$(1,180)	$3	$(1,406)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

P.     Revenue

The Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue recognized over time	$2,201	$1,830	$6,297	$5,288
Revenue recognized at a point in time	1,510	1,372	4,341	3,950
Total revenue	$3,711	$3,202	$10,638	$9,238

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.

Crown Holdings, Inc.

Contract assets are typically recognized for work in process related to the Company's three-piece printed products and equipment businesses. Contract assets and liabilities are reported in a net position on a contract-by-contract basis. The Company had net contract assets of $15 and $30 as of September 30, 2026 and December 31, 2025, respectively, included in prepaid and other current assets. During the nine months ended September 30, 2026, the Company satisfied performance obligations related to contract assets at December 31, 2025 and also recorded new contract assets primarily related to work in process for the equipment businesses.
Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Crown Holdings	$225	$214	$645	$588
Weighted average shares outstanding:
Basic	107.8	115.2	109.7	115.7
Dilutive restricted stock	0.5	0.5	0.6	0.5
Diluted	108.3	115.7	110.3	116.2
Basic earnings per share	$2.09	$1.86	$5.88	$5.08
Diluted earnings per share	$2.08	$1.85	$5.85	$5.06

For the three and nine months ended September 30, 2026 and 2025, 0.17 million and 0.75 million and 0.11 million and 0.34 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

Three Months Ended September 30, 2026
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,700	$—	$34	$32	$259
European Beverage	772	—	17	46	109
Asia Pacific	321	—	10	12	46
Transit Packaging	520	6	11	7	60
Total reportable segments	3,313	6	72	97	$474
Other	398	34	7	10
Corporate and unallocated items	—	—	2	—
Total	$3,711	$40	$81	$107

Crown Holdings, Inc.

Three Months Ended September 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$1,417	$—	$33	$29	$255
European Beverage	658	—	15	41	109
Asia Pacific	259	—	11	5	44
Transit Packaging	517	4	12	5	70
Total reportable segments	2,851	4	71	80	$478
Other	351	35	7	11
Corporate and unallocated items	—	—	1	1
Total	$3,202	$39	$79	$92

Nine Months Ended September 30, 2026
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$4,929	$—	$105	$75	$734
European Beverage	2,095	—	49	174	302
Asia Pacific	955	—	30	19	151
Transit Packaging	1,553	16	33	20	181
Total reportable segments	9,532	16	217	288	$1,368
Other	1,106	97	21	21
Corporate and unallocated items	—	—	4	1
Total	$10,638	$113	$242	$310

Nine Months Ended September 30, 2025
	External	Intersegment		Capital	Segment
	sales	sales	Depreciation	expenditures	income
Americas Beverage	$4,142	$—	$97	$56	$759
European Beverage	1,805	—	44	79	273
Asia Pacific	794	—	33	9	141
Transit Packaging	1,525	12	33	20	202
Total reportable segments	8,266	12	207	164	$1,375
Other	972	67	20	14
Corporate and unallocated items	—	—	3	3
Total	$9,238	$79	$230	$181

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

Intersegment sales primarily include equipment and parts used in the manufacturing process.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Segment income of reportable segments	$474	$478	$1,368	$1,375
Segment income of other	51	51	150	115
Corporate and unallocated items	(41)	(39)	(128)	(126)
Restructuring and other, net	(8)	(30)	(12)	(75)
Amortization of intangibles	(34)	(37)	(107)	(110)
Loss from early extinguishments of debt	—	—	(3)	(1)
Other pension and postretirement	(5)	(5)	(15)	(9)
Interest expense	(97)	(101)	(299)	(303)
Interest income	10	13	36	40
Foreign exchange	(2)	(8)	(2)	(19)
Income from operations before taxes and equity in net earnings of affiliates	$348	$322	$988	$887

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2026 compared to 2025 and changes in financial condition and liquidity from December 31, 2025. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to maximize long-term shareholder value by pursuing profitable growth opportunities while returning cash to shareholders through dividends and share repurchases.

Global industry demand for beverage cans has been growing in recent years in North America, Brazil and Europe. Growth has been driven by new product introductions, customer and consumer focus on the sustainability benefits of aluminum and population and GDP growth in many markets. To meet such demand, the Company has made long-term investments of at least $2,000 for new manufacturing facilities and additional production lines at existing facilities since 2019. Capital spending is estimated to be $550 in 2026 which supports the Company's growth objectives.

The Company's strategy is anchored by strong cash flow generation and a healthy balance sheet with a long-term net leverage target of 2.5x adjusted EBITDA (a non-GAAP measure). The Company believes it has the flexibility and resources to fund growth, repay debt and return excess cash flow to shareholders. On July 25, 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. As of September 30, 2026, the Company had approximately $700 remaining that may yet be purchased under the program.

The Company continues to actively elevate its commitment to sustainability, which is a core focus of the Company. In 2020, the Company introduced Twentyby30TM, a robust program that outlines twenty measurable, science based, environmental, social and governance goals to be completed by 2030. The Company was honored as one of Forbes' Net Zero Leaders for 2026, a recognition that reflects the commitment and hard work of the global organization, driving meaningful and consistent progress toward the Company's sustainability goals.

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

To date, the war between Russia and Ukraine and the conflicts in the Middle East, including the war in Iran, have not had a direct material impact on the Company's manufacturing facilities or operations, including its ability to serve customers or source materials from suppliers.

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

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$3,711	$3,202	$10,638	$9,238

Three and nine months ended September 30, 2026 compared to 2025

Net sales increased primarily due to the pass-through of higher material costs of $405 and $1,034, 6% higher beverage can volumes in both periods, and favorable foreign currency translation of $102 in the first nine months.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles, and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico.

The U.S. and Canadian beverage can markets have experienced growth in recent years due to the introduction of new beverage products in cans versus other packaging formats. In Brazil and Mexico, the beverage can markets have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In May 2025, the Company announced it will add a new high-speed production line to its beverage can plant in Ponta Grossa, Brazil. The line is expected to commence commercial production in the fourth quarter of 2026.

Net sales and Segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$1,700	$1,417	$4,929	$4,142
Segment income	259	255	734	759

Three and nine months ended September 30, 2026 compared to 2025

For the three and nine months ended September 30, 2026 compared to 2025, Net sales increased primarily due to $240 and $722 from the pass-through of higher aluminum costs and 5% and 2% higher beverage can sales.

Segment income for the three months ended September 30, 2026 compared to 2025 increased primarily due to 5% higher beverage can sales partially offset by the timing of pass-through of aluminum costs. Segment income for the nine months ended September 30, 2026 compared to 2025 decreased primarily due to higher costs not recovered and 5% lower beverage can volumes in Brazil, partially offset by 4% higher beverage can volumes in North America.

Crown Holdings, Inc.

European Beverage

The Company's European Beverage segment manufactures aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing due to consumer focus on sustainability benefits of aluminum and a market shift to cans versus other packaging formats. To meet volume requirements, the Company plans to add additional line capacity in Korinthos, Greece and Peterborough, United Kingdom in the fourth quarter of 2026 and Agoncillo, Spain in early 2027. In September 2026, groundbreaking commenced on the construction of the previously announced two-line, high-speed beverage can plant in Northern India. This plant is expected to commence operations in early 2028.

Net sales and Segment income in the European Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$772	$658	$2,095	$1,805
Segment income	109	109	302	273

Three and nine months ended September 30, 2026 compared to 2025

For the three and nine months ended September 30, 2026 compared to 2025, Net sales increased primarily due to higher volumes of 4% and 5% and the pass-through of higher aluminum costs of $90 and $137. In addition, the nine months ended September 30, 2026 includes favorable foreign currency translation of $50.

Segment income for the three months ended September 30, 2026 compared to 2025 is unchanged as continued commercial and operational improvements were offset by input cost inflation. Segment income for the nine months ended September 30, 2026 compared to 2025 improved primarily due to higher volumes, favorable foreign currency translation of $8, and continued commercial and operational improvements, partially offset by input cost pressures.

Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. Historically, growth in the beverage can market in Southeast Asia has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. After several years of softness in the Asia Pacific beverage can market from the effects of higher inflation and interest rates, the market has started to show renewed growth in Vietnam and China.

Net sales and Segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$321	$259	$955	$794
Segment income	46	44	151	141

Three and nine months ended September 30, 2026 compared to 2025

For the three and nine months ended September 30, 2026 compared to 2025, Net sales increased primarily due to the pass-through of higher aluminum costs of $36 and $64 and 21% and 22% higher beverage can volumes.

Segment income increased primarily due to higher volumes, partially offset by higher costs not recovered, primarily utility and transportation costs.

Crown Holdings, Inc.

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
Net sales and Segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$520	$517	$1,553	$1,525
Segment income	60	70	181	202

Three and nine months ended September 30, 2026 compared to 2025

For the three and nine months ended September 30, 2026 compared to 2025, Net sales increased primarily due to $25 and $29 from the pass-through of higher material costs, partially offset by lower volume. In addition, the nine months ended September 30, 2026 includes favorable foreign currency translation of $19.

Segment income decreased primarily due to lower volume and input cost inflation, primarily freight, of $4 and $15.

Other

Other includes the Company's North America tinplate businesses: food can, aerosol can, and closures, and beverage tooling and equipment operations in the U.S. and U.K.

Net sales and Segment income in Other were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$398	$351	$1,106	$972
Segment income	51	51	150	115

Three and nine months ended September 30, 2026 compared to 2025

For the three months ended September 30, 2026 compared to 2025, Net sales increased primarily due to 8% higher volume in the tinplate businesses and $14 from the pass-through of higher costs. For the nine months ended September 30, 2026 compared to 2025, Net sales increased primarily due to $82 from the pass-through of higher costs and $33 higher sales in the Company's beverage can equipment operations.

Segment income for the three months ended September 30, 2026 was unchanged as higher volume was offset by input cost inflation. Segment income for the nine months ended September 30, 2026 increased primarily due to increased profitability in the Company's North America tinplate businesses due to commercial and operational improvements and higher sales in the Company's beverage can equipment operations.

Crown Holdings, Inc.

Corporate and unallocated

Corporate and unallocated items include corporate and administrative costs, research and development, and unallocated items such as stock-based compensation and insurance costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Corporate and unallocated expense	$(41)	$(39)	$(128)	$(126)

Corporate and unallocated expenses were relatively flat for the three and nine months ended September 30, 2026 compared to 2025.

Restructuring and other, net

For the three and nine months ended September 30, 2026, restructuring and other net charges were $8 and $12 primarily related to severance and other exit costs in the Transit Packaging segment.

For the three and nine months ended September 30, 2025, restructuring and other net charges were $30 and $75, primarily related to asset impairment charges in Myanmar and China and end line rationalization in the Asia Pacific segment. For the nine months ended September 30, 2025, the Company also recorded severance and other exit costs in the Transit Packaging segment.

The Company continues to review its cost structure and may record additional restructuring charges in the future.

Taxes on income

The Company's effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income before taxes and equity in net earnings of affiliates	$348	$322	$988	$887
Provision for income taxes	89	84	248	208
Effective income tax rate	25.6%	26.1%	25.1%	23.4%

The decrease in the effective tax rate for the three months ended September 30, 2026 compared to 2025, was primarily due to the geographic distribution of the Company's worldwide earnings. The increase in the effective tax rate for the nine months ended September 30, 2026 was primarily due to an income tax benefit of $22, recognized in the first quarter of 2025 after an internal reorganization, which resulted in the release of deferred tax liabilities related to the foreign currency impact of certain intercompany debt instruments that were designated as hedges of the Company's net investment in a euro-based subsidiary.

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

Net income attributable to noncontrolling interest

Crown Holdings, Inc.

For the three months ended September 30, 2026 compared to 2025, net income attributable to noncontrolling interests increased from $25 to $36 primarily due to an asset impairment charge in 2025 related to the Company's business in Myanmar and higher earnings in the Company's beverage can operations in Brazil. For the nine months ended September 30, 2026 compared to 2025, net income attributable to noncontrolling interests increased from $94 to $98 primarily due to an asset impairment charge in 2025 partially offset by lower earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities increased from $1,043 for the nine months ended September 30, 2025 to $1,065 for the nine months ended September 30, 2026, primarily due to higher income from operations and changes in working capital, partially offset by lower restructuring and other, net.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, increased from 29 days as of September 30, 2025 to 30 days as of September 30, 2026.

Inventory turnover days decreased from 57 days at September 30, 2025 to 54 days at September 30, 2026.

Days outstanding for trade payables increased from 93 days at September 30, 2025 to 100 days at September 30, 2026.
Investing Activities

Cash used for investing activities increased from $121 for the nine months ended September 30, 2025 to $301 for the nine months ended September 30, 2026, primarily due to higher capital expenditures and $45 settlement of cross-currency swaps that matured in February 2026.
.
The Company currently expects capital expenditures in 2026 to be approximately $550.

Financing Activities

Cash used for financing activities increased from $680 for the nine months ended September 30, 2025 to $888 for the nine months ended September 30, 2026, primarily due to increased common stock repurchases and payments for assets financed in 2025, partially offset by reductions of payments and proceeds on the Company's long and short-term debt.

The Company repaid, at maturity, the $400 principal amount of 4.25% senior unsecured notes due September 2026.
Liquidity

As of September 30, 2026, $577 of the Company's $629 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $262 was held by subsidiaries for which earnings are considered indefinitely reinvested.

The Company's revolving credit agreements provide capacity of $1,650 and as of September 30, 2026, the Company had available capacity of $1,270. The Company could have borrowed this amount at September 30, 2026 and still have been in compliance with its leverage ratio covenants.

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

Crown Holdings, Inc.

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 2.34 to 1.0 at September 30, 2026 was in compliance with the covenant requiring a ratio no greater than 4.5 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

The Company’s current sources of liquidity also include a securitization facility with $900 of committed capacity and up to an additional $100 of uncommitted capacity that expires in September 2028, and securitization facilities with program limits of $230 and $180 that expire in November 2027.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

The Company has no long-term debt instruments that mature within the next twelve months and expects to have sufficient liquidity to fund all scheduled payments of current maturities of long-term debt.

Capital Resources

As of September 30, 2026, the Company had approximately $150 of capital commitments primarily related to Americas Beverage and European Beverage. The Company expects to fund these commitments primarily through cash flows from operations.

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

Crown Cork Obligor Group

Crown Holdings, Inc.

Nine Months Ended
September 30, 2026
Net sales	$—
Gross profit	—
Loss from operations	(3)
Net loss[1]	(53)
Net loss attributable to Crown Holdings[1]	(53)
(1) Includes $64 of expense related to intercompany interest with non-guarantor subsidiaries

	September 30, 2026	December 31, 2025
Current assets	$42	$74
Non-current assets	12	22
Current liabilities	58	79
Non-current liabilities[1]	7,956	7,286
(1) Includes payables of $7,621 and $6,954 due to non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025

Crown Americas Obligor Group

Nine Months Ended
September 30, 2026
Net sales[1]	$4,639
Gross profit[2]	698
Income from operations[2]	324
Net income[3]	102
Net income attributable to Crown Holdings[3]	102
(1) Includes $393 of sales to non-guarantor subsidiaries
(2) Includes $39 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $1 of expense related to intercompany interest and technology royalties with non-guarantor subsidiaries

	September 30, 2026	December 31, 2025
Current assets[1]	$1,140	$1,267
Non-current assets[2]	3,568	3,523
Current liabilities[3]	1,588	1,792
Non-current liabilities[4]	5,617	5,066
(1) Includes receivables of $81 and $39 due from non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025
(2) Includes receivables of $262 and $111 due from non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025
(3) Includes payables of $24 and $25 due to non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025
(4) Includes payables of $1,222 and $951 due to non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2026, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2026, the Company had $2.1 billion principal floating interest rate debt and $1.6 billion of securitization and factoring. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

Crown Holdings, Inc.

Item 4.    Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and Forms of the SEC, and ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity during the three months ended September 30, 2026. The table excludes 172,725 shares that were surrendered to cover taxes on the vesting of restricted stock.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the program as of the end of the period (millions of dollars)
July	—	$—	—	$796
August	—	$—	—	$796
September	711,194	$112.49	711,194	$716
	711,194		711,194

In July 2024, the Company's Board of Directors authorized the repurchase of an aggregate amount of $2,000 of the Company's common stock through the end of 2027. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the

Crown Holdings, Inc.

affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

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

Date: October 28, 2026